Form 10-Q
period 1996-06-30
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1996-08-14
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: June 30, 1996
                          Commission File No. 33-73988


                  The Taubman Realty Group Limited Partnership
             (Exact name of registrant as specified in its charter)


             Delaware                                    38-3097317
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)     Identification No.)

    200 East Long Lake Road, Bloomfield Hills, Michigan  48304
    (Address of principal executive offices)        (Zip Code)

                                 (810) 258-6800
    (Registrant's telephone number, including area code)


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

Consolidated  Balance  Sheet as of  December  31,  1995 and June 30, 1996.... 2
Consolidated Statement of Operations for the three months ended
  June 30, 1995 and 1996..................................................... 3
Consolidated Statement of Operations for the six months ended
  June 30, 1995 and 1996..................................................... 4
Consolidated Statement of Cash Flows for the six months ended
  June 30, 1995 and 1996..................................................... 5
Notes to Consolidated Financial Statements................................... 6

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                  December 31     June 30
                                                  -----------     -------
                                                     1995          1996
                                                     ----          ----

Assets:
  Properties                                     $  926,207    $  972,006
    Accumulated depreciation and amortization       200,440       212,784
                                                 ----------    ----------
                                                 $  725,767    $  759,222

  Cash and cash equivalents                          16,836        15,294
  Accounts and notes receivable, less allowance
    for doubtful accounts of $381 and $566
    in 1995 and 1996                                 14,192        15,115
  Accounts receivable from related parties            5,234         4,869
  Deferred charges and other assets                  42,327        40,343
                                                 ----------    ----------
                                                 $  804,356    $  834,843
                                                 ==========    ==========

Liabilities:
  Unsecured notes payable                        $  632,575    $  632,651
  Mortgage notes payable                            160,496       160,269
  Other notes payable                               162,178       217,841
  Capital lease obligation                           14,418        23,287
  Accounts payable and other liabilities             82,603        72,106
  Distributions in excess of net income of
    unconsolidated Joint Ventures (Note 3)          154,933       150,281
                                                 ----------    ----------
                                                 $1,207,203    $1,256,435

Commitments and Contingencies (Note 5)

Accumulated deficiency in assets                   (402,847)     (421,592)
                                                 ----------    ----------
                                                 $  804,356    $  834,843
                                                 ==========    ==========
Allocation of accumulated deficiency in assets:
  General Partners                               $ (322,346)   $ (337,345)
  Limited Partners                                  (80,501)      (84,247)
                                                 ----------    ----------
                                                 $ (402,847)   $ (421,592)
                                                 ===========   ==========










                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                                Three Months Ended June 30
                                                --------------------------
                                                     1995         1996
                                                     ----         ----

Revenues:
 Minimum rents                                     $31,803       $34,760
 Percentage rents                                    1,111         1,425
 Expense recoveries                                 18,642        18,653
 Other                                               2,712         3,074
 Revenues from management, leasing
   and development services                          1,334         1,905
                                                   -------       -------
                                                   $55,602       $59,817
                                                   -------       -------

Operating Costs:
 Recoverable expenses                              $15,684       $15,430
 Other operating                                     5,348         6,375
 Management, leasing and development
   services                                            865         1,124
 General and administrative                          5,329         5,520
 Interest expense                                   16,037        17,238
 Depreciation and amortization                       7,769         8,378
                                                   -------       -------
                                                   $51,032       $54,065
                                                   -------       -------
Income before equity in income of unconsolidated
   Joint Ventures and before extraordinary
   items                                           $ 4,570       $ 5,752
Equity in income before extraordinary items
   of unconsolidated Joint Ventures (Note 3)        12,690        12,748
                                                   -------       -------
Income before extraordinary items                  $17,260       $18,500
Extraordinary items (Note 6)                        (2,225)
                                                   -------       -------
Net Income                                         $15,035       $18,500
                                                   =======       =======

Allocation of net income:
  General Partners                                 $12,031       $14,803
  Limited Partners                                   3,004         3,697
                                                   -------       -------
                                                   $15,035       $18,500
                                                   =======       =======

Earnings per Unit of Partnership Interest:
  Income before extraordinary items                $   272       $   291
  Extraordinary items                                  (35)
                                                   -------       -------
  Net Income                                       $   237       $   291
                                                   =======       =======

Weighted Average Number of Units of
 Partnership Interest Outstanding                   63,521        63,521
                                                   =======       =======


                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                                Six Months Ended June 30
                                                ------------------------
                                                    1995         1996
                                                    ----         ----

Revenues:
 Minimum rents                                   $ 63,199      $ 69,523
 Percentage rents                                   2,277         2,452
 Expense recoveries                                35,943        38,260
 Other                                              5,030         5,608
 Revenues from management, leasing
    and development services                        2,638         3,706
                                                 --------      --------
                                                 $109,087      $119,549
                                                 --------      --------
Operating Costs:
 Recoverable expenses                            $ 29,886      $ 31,016
 Other operating                                   10,374        11,594
 Management, leasing and development
    services                                        1,646         2,369
 General and administrative                        10,351        10,273
 Interest expense                                  31,069        34,340
 Depreciation and amortization                     15,759        16,700
                                                 --------      --------
                                                 $ 99,085      $106,292
                                                 --------      --------
Income before equity in income of unconsolidated
   Joint Ventures and before extraordinary
   items                                         $ 10,002      $ 13,257
Equity in income before extraordinary items
   of unconsolidated Joint Ventures (Note 3)       26,718        26,111
                                                 --------      --------
Income before extraordinary items                $ 36,720      $ 39,368
Extraordinary items (Note 6)                       (2,225)
                                                 --------      --------
Net Income                                       $ 34,495      $ 39,368
                                                 ========      ========

Allocation of net income:
  General Partners                               $ 27,602      $ 31,501
  Limited Partners                                  6,893         7,867
                                                 --------      --------
                                                 $ 34,495      $ 39,368
                                                 ========      ========

Earnings per Unit of Partnership Interest:
  Income before extraordinary items              $    578      $    620
  Extraordinary items                                 (35)
                                                 --------      --------
  Net Income                                     $    543      $    620
                                                 ========      ========

Weighted Average Number of Units of
 Partnership Interest Outstanding                  63,521        63,521
                                                 ========      ========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Six Months Ended June 30
                                                    ------------------------
                                                           1995      1996
                                                           ----      ----

Cash Flows From Operating Activities:
  Income before extraordinary items                     $ 36,720  $ 39,368
  Adjustments to reconcile income before extraordinary
  items to net cash provided by operating activities:
   Depreciation and amortization                          15,759    16,700
   Income before extraordinary items in excess of
    distributions from unconsolidated Joint Ventures      (1,371)
   Provision for losses on accounts receivable               552     1,025
   Amortization of deferred financing costs                1,173     1,141
   Other                                                   1,321       371
   Gain on sale of land                                               (322)
   Increase (decrease) in cash attributable to
    changes in assets and liabilities:
     Receivables, deferred charges and other assets       (4,037)   (1,360)
     Accounts payable and other liabilities               (5,991)  (10,095)
                                                        --------  --------
Net Cash Provided By Operating Activities               $ 44,126  $ 46,828
                                                        --------  --------

Cash Flows From Investing Activities:
  Purchase of Paseo Nuevo (Note 2)                                $(37,196)
  Additions to properties                               $(25,873)  (10,609)
  Proceeds from sale of land                                           686
  Contributions to unconsolidated Joint Ventures                    (4,187)
  Distributions from unconsolidated Joint Ventures
   in excess of income before extraordinary items                    5,613
                                                        --------  --------
Net Cash Used In Investing Activities                   $(25,873) $(45,693)
                                                        --------  --------

Cash Flows From Financing Activities:
  Debt proceeds                                         $155,386  $ 55,663
  Debt payments                                          (13,154)     (227)
  Extinguishment of debt                                (105,827)
  Debt issuance costs                                     (1,200)
  Cash distributions                                     (58,113)  (58,113)
                                                        --------  --------
Net Cash Used In Financing Activities                   $(22,908) $ (2,677)
                                                        --------  --------
Net Decrease In Cash                                    $ (4,655) $ (1,542)

Cash and Cash Equivalents at Beginning of Period          10,709    16,836
                                                        --------  --------

Cash and Cash Equivalents at End of Period              $  6,054  $ 15,294
                                                        ========  ========


Interest on mortgage notes and other loans paid during the six months ended June 30, 1995 and 1996, net of amounts capitalized of $4,491 and $2,294, was $29,708 and $32,506, respectively.

                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended June 30, 1996

Note 1 - Interim Financial Statements

  The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, financing and refinancing of regional retail shopping centers (Taubman Shopping Centers) and interests therein. Taubman Centers, Inc. (TCI) is the managing general partner of TRG. GMPTS Limited Partnership, TG Partners Limited Partnership and Taub-Co Management, Inc. are also general partners.

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

Note 2 - Acquisition

  In June 1996, TRG acquired the Paseo Nuevo shopping center (Paseo Nuevo) located in Santa Barbara, California. Paseo Nuevo is a 463,000 square foot open air center, with 137,000 square feet of mall tenant area. The Center is anchored by Macy's and Nordstrom. TRG borrowed under its existing lines of credit to fund the $37 million purchase price. The Center is owned subject to two participating ground leases with remaining terms of approximately 70 years. The acquisition was recorded at fair value. The operating results of Paseo Nuevo have been consolidated in TRG's financial statements from the acquisition date. TRG expects the acquisition to have an immaterial effect on net income in 1996. The pro forma effect of the acquisition on 1995 net income is also immaterial.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 3 - Investments in Joint Ventures

  Certain Taubman Shopping Centers are partially owned through joint ventures (Joint Ventures). TRG is also the managing general partner of these Joint Ventures. TRG's interest in each Joint Venture is as follows:

                                                                    TRG's %
                                                                   Ownership
                                                                     as of
 Joint Venture                        Taubman Shopping Center    June 30, 1996
 -----------------------------------------------------------------------------

 Arizona Mills, L.L.C.                Arizona Mills                 35%
                                      (under construction)
 Fairfax Associates                   Fair Oaks                     50
 Fairlane Town Center                 Fairlane Town Center          25 (Note 7)
 Lakeside Mall Limited Partnership    Lakeside                      50
 Rich-Taubman Associates              Stamford Town Center          50
 Taubman-Cherry Creek
   Limited Partnership                Cherry Creek                  50
 Taubman MacArthur Associates         MacArthur Center
   Limited Partnership                (under construction)          70
 Twelve Oaks Mall Limited Partnership Twelve Oaks Mall              50
 West Farms Associates                Westfarms                     79
 Woodfield Associates                 Woodfield                     50
 Woodland                             Woodland                      50

  Arizona Mills, L.L.C., a joint venture in which TRG has a 35% interest, is developing Arizona Mills in Tempe, Arizona. The value super regional center is expected to open in 1997. Taubman MacArthur Associates Limited Partnership, a joint venture in which TRG has a 70% interest , is developing MacArthur Center in Norfolk, Virginia. MacArthur Center is expected to open in 1998.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures by $4.8 million and $6.6 million at December 31, 1995 and at June 30, 1996, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.

                                                    December 31    June 30
                                                    -----------    -------
                                                        1995         1996
                                                        ----         ----

   Assets:
     Properties, net                                $ 373,803     $ 411,043
     Other assets                                     109,668        81,413
                                                    ---------     ---------
                                                    $ 483,471     $ 492,456
                                                    =========     =========

   Liabilities and partners' accumulated
    deficiency in assets:
      Debt                                          $ 741,121     $ 739,601
      Other liabilities                                50,227        45,734
      TRG accumulated deficiency in assets           (150,117)     (143,713)
      Joint Venture Partners' accumulated
       deficiency in assets                          (157,760)     (149,166)
                                                    ---------     ---------
                                                    $ 483,471     $ 492,456
                                                    =========     =========

   TRG accumulated deficiency in assets (above)     $(150,117)    $(143,713)
   Elimination of intercompany profit                  (4,816)       (6,568)
                                                    ---------     ---------
   Distributions in excess of net income
    of unconsolidated Joint Ventures                $(154,933)    $(150,281)
                                                    =========     =========


                                           Three Months            Six Months
                                           Ended June 30          Ended June 30
                                           -------------          -------------
                                          1995       1996        1995      1996
                                          ----       ----        ----      ----

Revenues                                   $68,770  $68,680   $138,959  $138,712
Recoverable and other operating expenses   $26,414  $27,444   $ 52,665  $ 54,929
Interest expense                            14,339   13,607     28,054    27,457
Depreciation and amortization                6,385    6,226     12,943    11,899
                                           -------  -------   --------  --------
Total operating costs                      $47,138  $47,277   $ 93,662  $ 94,285
                                           -------  -------   --------  --------
Income before extraordinary items          $21,632  $21,403   $ 45,297  $ 44,427
Extraordinary items                           (624)               (624)
                                           -------  -------   --------  --------
Net income                                 $21,008  $21,403   $ 44,673  $ 44,427
                                           =======  =======   ========  ========

Net income attributable to TRG             $10,733  $11,073   $ 23,028  $ 23,114
Extraordinary items attributable to TRG        493                 493
Realized intercompany profit                 1,464    1,675      3,197     2,997
                                           -------  -------   --------  --------
Equity in income before extraordinary items
  of unconsolidated Joint Ventures         $12,690  $12,748   $ 26,718  $ 26,111
                                           =======  =======   ========  ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                              Three Months        Six Months
                                              Ended June 30      Ended June 30
                                              -------------      -------------
                                              1995     1996      1995     1996
                                              ----     ----      ----     ----
TRG's beneficial interest
 in unconsolidated Joint Ventures' operations:
  Revenues less recoverable and other
   operating expenses                       $23,328  $22,434   $47,810  $45,751
  Interest expense                           (7,430)  (6,762)  (14,559) (13,934)
  Depreciation and amortization              (3,208)  (2,924)   (6,533)  (5,706)
                                            -------  -------   -------  -------
  Income before extraordinary items         $12,690  $12,748   $26,718  $26,111
                                            =======  =======   =======  =======

Note 4 - Beneficial Interest in Debt and Interest Expense

  TRG's beneficial interest in the debt, capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its unconsolidated Joint Ventures is summarized as follows:

                                            TRG's Share     TRG's       TRG's
                                     Joint   of Joint   Consolidated  Beneficial
                                   Ventures  Ventures   Subsidiaries   Interest
                                  ----------------------------------------------
Debt as of:
   December 31, 1995               $741,121  $390,680   $  955,249   $1,345,929
   June 30, 1996                    739,601   390,021    1,010,761    1,400,782

Capitalized interest:
   Six months ended June 30, 1995  $  1,676  $    869   $    4,491   $    5,360
   Six months ended June 30, 1996     2,222     1,545        2,294        3,839

Interest expense
   (Net of capitalized interest):
   Six months ended June 30, 1995  $ 28,054  $ 14,559   $   31,069   $   45,628
   Six months ended June 30, 1996    27,457    13,934       34,340       48,274

Note 5 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, 4,500 units of partnership interest may be issued under the plan. The exercise price of all outstanding options is equal to fair market value on the date of grant. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. There were outstanding options for 4,119 units and 4,110 units as of December 31, 1995 and June 30, 1996, respectively, with exercise prices ranging from $18 thousand to $27 thousand per unit. Options for nine units were canceled in the second quarter of 1996. As of December 31, 1995 and June 30, 1996, options for 1,195 and 1,336 units, respectively, were exercisable with an exercise price range of $22 thousand to $27 thousand per unit.

Note 6 - Extinguishment of debt

  In the second quarter of 1995, TRG recognized an extraordinary charge to income of approximately $2.2 million relating to the extinguishment of debt of TRG and a Joint Venture, consisting primarily of prepayment penalties.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 7 - Subsequent Events

  In July 1996, TRG completed transactions that resulted in it acquiring the 75% interest in Fairlane Town Center (Fairlane), previously held by a joint venture partner. In connection with the transactions, TRG issued to the former joint venture partner 3,096 units of partnership interest, economically equivalent to approximately 6.1 million shares of TCI common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. The former joint venture partner is obligated to hold the partnership units for at least one year. TRG also assumed mortgage debt of approximately $26 million, representing the former joint venture partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and the prepayment penalty of approximately $1.2 million (see below). The acquisition, which resulted in TRG owning 100% of Fairlane, was accounted for at fair value. Prior to the acquisition date, TRG's interest in Fairlane was accounted for under the equity method. Pro forma results of TRG's operations, assuming the acquisition had occurred on January 1, 1995, are as follows:

                                                         Pro Forma
                                           ------------------------------------
                                              Three Months       Six Months
                                             Ended June 30      Ended June 30
                                             -------------      -------------
                                             1995     1996      1995     1996
                                             ----     ----      ----     ----

Revenues                                   $62,717  $66,556  $122,990  $133,265
Income before extraordinary items           19,050   19,829    40,279    42,196
Net income                                  16,825   19,829    38,054    42,196

Earnings per unit of partnership interest:

      Income before extraordinary item        $286    $ 298     $ 605      $633
      Net income                               253      298       571       633

  The pro forma results are not necessarily indicative of what actual results would have been had the acquisition occurred on January 1, 1995, nor are they necessarily indicative of future results.

  In late July 1996, TRG issued $154 million of unsecured notes using its medium-term note program. The notes were used to pay down TRG's floating rate bank lines bearing interest at approximately LIBOR plus 1.5 percent as well as to pay off the $34.6 million, 9.73 percent mortgage on Fairlane Town Center and the related prepayment penalty of approximately $1.2 million, leaving the wholly owned property unencumbered. The issuance included $100 million of notes with a five year maturity, including $70 million of fixed rate notes at 8 percent and $30 million of floating rate notes bearing interest at 3-month LIBOR plus 105 basis points. The remaining $54 million of notes have maturities of two and three years and bear interest at 3-month LIBOR plus 77 to 90 basis points. TRG has issued a total of $287 million medium-term notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following  discussion  should be read in conjunction with the accompanying
Consolidated   Financial   Statements  of  The  Taubman   Realty  Group  Limited
Partnership and the Notes thereto.

General Background and Performance Measurement

  The Taubman Realty Group Limited Partnership (TRG) is an operating partnership that engages in the full range of activities of the regional shopping center business. These activities include the ownership, operation, management, leasing, expansion, acquisition, development, redevelopment, financing, and refinancing of regional shopping centers. TRG's Managed Businesses include: (i) wholly owned Taubman Shopping Centers, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures (Joint Ventures).

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

Seasonality

  The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter and the difference between ending occupancy and leased space is generally lowest at year end.

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1995 and the first and second quarters of 1996 (Bellevue Center is included in the data below through October 1995):

                           1st        2nd        3rd        4th                     1st        2nd
                         Quarter    Quarter    Quarter    Quarter      Total      Quarter    Quarter
                          1995       1995       1995       1995        1995        1996       1996
                        ----------------------------------------------------------------------------
                                                      (in thousands)

Mall tenant sales       $541,627   $587,678   $611,606   $998,482   $2,739,393   $591,677   $617,821
Revenues                 123,719    124,364    129,187    134,450      511,720    129,764    128,497
Occupancy
  Average Occupancy        87.8%      87.3%      87.7%      89.2%        88.0%      87.8%      87.3%
  Ending Occupancy         87.0%      87.5%      87.8%      89.4%        89.4%      87.7%      87.3%
Leased Space               90.0%      90.3%      90.1%      90.6%        90.6%      89.5%      88.2%


  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1995 and the first and second quarters of 1996:

                                 1st      2nd      3rd      4th             1st      2nd
                               Quarter  Quarter  Quarter  Quarter  Total  Quarter  Quarter
                                1995     1995     1995     1995    1995    1996     1996
                               -----------------------------------------------------------

Minimum rents                  12.8%    11.8%    11.7%     7.5%   10.4%   12.3%    11.7%
Percentage rents                0.3      0.3      0.3      0.2     0.3     0.3      0.3
Expense recoveries              5.3      5.2      4.9      3.1     4.4     5.6      5.0
                               ----     ----     ----     ----    ----    ----     ----
Mall tenant occupancy costs    18.4%    17.3%    16.9%    10.8%   15.1%   18.2%    17.0%
                               ====     ====     ====     ====    ====    ====     ====

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

                                          Store       Store     Difference
                              All       Closings    Openings      Between
                              Mall       During      During     Opening and
                             Tenants     Period      Period    Closing Rents
                             -------   ----------  ----------  -------------
                             Average     Average     Average      Average
                              Base     Annualized  Annualized   Annualized
Twelve Months Ended           Rent      Base Rent   Base Rent    Base Rent
- -------------------         --------   ----------  ----------   ------------
June 30, 1995 (1)            $35.40      $32.06      $39.32        $7.26
June 30, 1996 (2)            $37.12      $32.84      $40.81        $7.97

(1)  Includes 17 centers owned and open prior to January 1, 1990.
(2)  Includes 18 centers owned and open prior to January 1, 1991.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 1996 to the Three and Six Months Ended June 30, 1995

Occupancy and Mall Tenant Sales

  Average occupancy rates in the Taubman Shopping Centers were 87.3% in both the three months ended June 30, 1996 and the comparable period in 1995. For the six months ended June 30, 1996, average occupancy was 87.6% compared to 87.5% for the same period in 1995. Ending occupancy rates for the Taubman Shopping Centers at June 30, 1996 were 87.3% versus 87.5% at the same date in 1995. Leased space at June 30, 1996 was 88.2% compared to 90.3% at the same date in 1995. Given the level of leased space at June 30, 1996, TRG currently expects that occupancy for the remainder of 1996 will be modestly less than the previous year's levels. However, TRG expects that average occupancy for the year will be comfortably within TRG's historic range of average annual occupancy.

  Total sales for Taubman Shopping Center mall tenants increased in the three months ended June 30, 1996 by 5.1% to $617.8 million from $587.7 million in the three months ended June 30, 1995. Tenant sales increased 7.1% to $1.21 billion for the six months ended June 30, 1996 from $1.13 billion in the comparable period in 1995. Mall tenant sales per square foot increased 6.5% and 8.4% in the three and six months ended June 30, 1996, over the comparable periods in 1995. Excluding Bellevue Center (Bellevue), the increase in sales was 7.2% and 9.2% for the three and six month periods, respectively, and sales per square foot for mall tenants was up 4.3% and 6.2% for the three and six months ended June 30, 1996.

Comparison of the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995


  The following table sets forth operating results for TRG's Managed Businesses for the three months ended June 30, 1995 and June 30, 1996, showing the results of the Consolidated Businesses and Joint Ventures:

                       Three Months Ended June 30, 1995            Three Months Ended June 30, 1996
                   -----------------------------------------   ----------------------------------------
                               TRG                    TOTAL:              TRG                    TOTAL:
                      CONSOLIDATED        JOINT      MANAGED     CONSOLIDATED        JOINT      MANAGED
                        BUSINESSES  VENTURES(1)   BUSINESSES       BUSINESSES  VENTURES(1)   BUSINESSES
                   --------------- ------------ ------------   -------------- ------------ ------------
                           (in millions of dollars)                    (in millions of dollars)

REVENUES:
  Minimum rents               31.8         40.8         72.6             34.8         40.5         75.3
  Percentage rents             1.1          0.8          1.9              1.4          0.8          2.2
  Expense recoveries          18.6         24.8         43.4             18.6         25.0         43.7
  Other                        4.1          2.4          6.5              5.0          2.3          7.3
                             -----        -----        -----            -----        -----        -----
Total revenues                55.6         68.8        124.4             59.8         68.7        128.5

OPERATING COSTS:
  Recoverable expenses        15.7         21.6         37.3             15.4         21.5         36.9
   Other operating             5.3          3.1          8.5              6.4          4.6         11.0
  Management, leasing
    and development            0.9                       0.9              1.1                       1.1
  General and
    administrative             5.3                       5.3              5.5                       5.5
  Interest expense            16.0         14.6         30.6             17.2         13.5         30.7
  Depreciation and
    amortization               7.8          6.1         13.9              8.4          5.9         14.3
                             -----        -----        -----            -----        -----        -----
Total operating costs         51.0         45.4         96.4             54.1         45.5         99.5
                             -----        -----        -----            -----        -----        -----
                               4.6         23.4         28.0              5.8         23.3         29.0
                                          =====        =====                         =====        =====
Equity in income before
  extraordinary items of
  Joint Ventures              12.7                                       12.7
                             -----                                      -----
Income before
  extraordinary items         17.3                                       18.5
Extraordinary items           (2.2)
                             -----                                      -----
NET INCOME                    15.0                                       18.5
                             =====                                      =====


SUPPLEMENTAL
  INFORMATION (2)
EBITDA contribution           28.4         23.3         51.7             31.4         22.4         53.8
TRG's Beneficial Interest
  Expense                    (16.0)        (7.4)       (23.5)           (17.2)        (6.8)       (24.0)
Non-real estate
  depreciation                (0.5)                     (0.5)            (0.5)                     (0.5)
                             -----        -----        -----            -----        -----        -----
Distributable Cash Flow
  contribution                11.8         15.9         27.7             13.7         15.7         29.3
                             =====        =====        =====            =====        =====        =====



(1) Costs are net of intercompany profits.
(2) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(3) Amounts in this table may not add due to rounding.

TRG --Consolidated Businesses

  Total revenues for the three months ended June 30, 1996 were $59.8 million, a $4.2 million or 7.6% increase over the comparable period in 1995. Minimum rents increased $3.0 million due to the expansions at Short Hills and Meadowood and tenant rollovers. The increase in other revenues of $0.9 million was primarily due to increases in management, leasing, and development services and a gain on the sale of peripheral land, offset by a decrease in lease cancellation revenue.

  Total operating costs increased $3.1 million, or 6.1%, to $54.1 million. Other operating costs increased $1.1 million due to increases in bad debt expense and various other expenses. Interest expense increased $1.2 million due primarily to an increase in debt levels, including debt used to finance capital expenditures, and a decrease in capitalized interest, partially offset by decreased interest rates. The increase in depreciation and amortization was due primarily to the expansions at Short Hills and Meadowood.

Joint Ventures

  Total revenues for the three months ended June 30, 1996 were $68.7 million, a $0.1 million or 0.1% decrease from the comparable period of 1995, of which a $3.1 million decrease was caused by the November 1995 disposition of Bellevue, largely offset by increases at other Centers. Minimum rents increased due to the expansion at Woodfield and tenant rollovers, offset by the decrease due to Bellevue. Expense recoveries increased due to the increase in recoverable expenses, offset by the decrease due to Bellevue.

  Total operating costs increased by $0.1 million, or 0.2%, to $45.5 million for the three months ended June 30, 1996, representing a $3.6 million decrease due to Bellevue, offset by increases at other Centers. Recoverable expenses decreased $0.1 million primarily due to Bellevue and a decrease in utilities expense, largely offset by increases in maintenance costs and property taxes, including those related to the expansion at Woodfield. Other operating costs increased $1.5 million primarily due to increases in bad debt expense and to a nonrecurring $0.5 million payment to an anchor at one Center. Interest expense decreased $1.1 million due to a decrease in debt due to the disposition of Bellevue and an increase in capitalized interest, partially offset by increases due to higher debt levels, including debt used to finance capital expenditures, and higher interest rates on certain debt refinanced in 1995. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements (Note 3 to TRG's financial statements) of the Unconsolidated Joint Ventures by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary items of the Joint Ventures decreased by $0.1 million, or 0.4 %, to $23.3 million. TRG's equity in income before extraordinary items of the Joint Ventures was $12.7 million for the three months ended June 30, 1996 and 1995, respectively.

Net Income

  As a result of the foregoing, TRG's income before extraordinary items increased by $1.2 million, or 6.9%, to $18.5 million for the three months ended June 30, 1996. In the second quarter of 1995, TRG recognized $2.2 million in extraordinary charges related to the prepayment of debt at TRG and at one of its Joint Ventures. Net income for the second quarter of 1996 was $18.5 million, compared to $15.0 million for the second quarter of 1995.

Comparison of the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

  The following table sets forth operating results for TRG's Managed Businesses for the six months ended June 30, 1995 and June 30, 1996, showing the results of the Consolidated Businesses and Joint Ventures:

                        Six Months Ended June 30, 1995              Six Months Ended June 30, 1996
                   -----------------------------------------   ----------------------------------------
                               TRG                    TOTAL:              TRG                    TOTAL:
                      CONSOLIDATED        JOINT      MANAGED     CONSOLIDATED        JOINT      MANAGED
                        BUSINESSES  VENTURES(1)   BUSINESSES       BUSINESSES  VENTURES(1)   BUSINESSES
                   --------------- ------------ ------------   -------------- ------------ ------------
                           (in millions of dollars)                    (in millions of dollars)
REVENUES:
  Minimum rents               63.2         81.4        144.6             69.5         81.5        151.1
  Percentage rents             2.3          1.6          3.9              2.4          1.6          4.0
  Expense recoveries          35.9         49.6         85.5             38.3         51.4         89.6
  Other                        7.7          6.4         14.1              9.3          4.2         13.5
                             -----        -----        -----            -----        -----        -----
Total revenues               109.1        139.0        248.1            119.5        138.7        258.3

OPERATING COSTS:
  Recoverable expenses        29.9         42.9         72.8             31.0         44.0         75.0
  Other operating             10.4          6.3         16.7             11.6          7.8         19.4
  Management, leasing
    and development            1.6                       1.6              2.4                       2.4
  General and
    administrative            10.3                      10.3             10.3                      10.3
  Interest expense            31.1         28.3         59.4             34.3         27.5         61.8
  Depreciation and
    amortization              15.8         12.5         28.3             16.7         11.4         28.1
                             -----        -----        -----            -----        -----        -----
Total operating costs         99.1         90.1        189.2            106.3         90.6        197.0
                             -----        -----        -----            -----        -----        -----
                              10.0         48.9         58.9             13.3         48.1         61.4
                                          =====        =====                         =====        =====
Equity in income before
  extraordinary items of
  Joint Ventures              26.7                                       26.1
                             -----                                      -----
Income before
  extraordinary items         36.7                                       39.4
Extraordinary items           (2.2)
                             -----                                      -----
NET INCOME                    34.5                                       39.4
                             =====                                      =====


SUPPLEMENTAL
  INFORMATION (2)
EBITDA contribution           56.8         47.8        104.6             64.3         45.7        110.0
TRG's Beneficial Interest
  Expense                    (31.1)       (14.6)       (45.6)           (34.3)       (13.9)       (48.3)
Non-real estate
  depreciation                (1.1)                     (1.1)            (0.9)                     (0.9)
                             -----        -----        -----            -----        -----        -----
Distributable Cash Flow
  contribution                24.7         33.2         57.9             29.0         31.8         60.8
                             =====        =====        =====            =====        =====        =====


(1) Costs are net of intercompany profits.
(2) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(3) Amounts in this table may not add due to rounding.

TRG --Consolidated Businesses

  Total revenues for the six months ended June 30, 1996 were $119.5 million, a $10.4 million or 9.5% increase from the comparable period in 1995. Minimum rents for the six months ended June 30, 1996 increased $6.3 million because of the expansion at Short Hills and Meadowood and tenant rollovers. The increase in expense recoveries was caused by higher recoverable expenses. Other income increased primarily due to increases in management, leasing and development services, a gain on the sale of peripheral land and increases in interest income and rental fees on exterior advertising signs, offset by a decrease in lease cancellation income.

  Total operating costs increased by $7.2 million, or 7.3%, to $106.3 million for the six months ended June 30, 1996. The $1.1 million increase in recoverable expenses for the six months ended June 30, 1996 was due primarily to increases in maintenance costs and property taxes, including those related to the expansion at Short Hills. General and administrative expense in the first six months of 1996 was unchanged from the comparable period in 1995, resulting from a $0.8 million charge in the first quarter of 1995 for severance and termination benefits, offset by increases in occupancy and other costs in 1996. Interest expense for the six months ended June 30, 1996 increased by $3.2 million primarily due to an increase in debt levels, including debt used to finance capital expenditures, and decreases in capitalized interest, partially offset by decreases in interest rates. Depreciation and amortization also increased primarily due to the expansions at Short Hills and Meadowood.

Joint Ventures

  Total revenues for the six months ended June 30, 1996 were $138.7 million, a $0.3 million or 0.2% decrease from the comparable period of 1995, of which a $6.3 million decrease was caused by the November 1995 disposition of Bellevue, largely offset by increases at other Centers. The increase in minimum rents was caused by the expansions at Woodfield and Cherry Creek and tenant rollovers, offset by the decrease due to Bellevue. The increase in recoveries from tenants was due to the increase in recoverable expenses. Other income decreased due to a gain on the sale of peripheral land in 1995, and decreased interest income and lease cancellation income in 1996.

  Total operating costs increased by $0.5 million, or 0.6%, to $90.6 million for the six months ended June 30, 1996, representing a $7.1 million decrease due to Bellevue, offset by increases at other Centers. Recoverable expenses increased $1.1 million primarily due to increases in property taxes and maintenance costs, including those related to the expansion at Woodfield, offset by the decrease due to Bellevue. Other operating costs increased by $1.5 million, reflecting increases in bad debt expense, promotion and advertising costs, and a nonrecurring $0.5 million payment to an anchor at one of the Centers, offset by the decrease due to Bellevue. Interest expense decreased $0.8 million primarily due to the decrease in debt due to the disposition of Bellevue and an increase in capitalized interest, partially offset by increases due to higher debt levels, including debt used to finance capital expenditures, and increased interest rates on certain debt refinanced in 1995. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized
financial   statements   (Note  3 to  TRG's   financial   statements)   of  the
unconsolidated Joint Ventures by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary items of the Joint Ventures was $48.1 million in the six months ended June 30, 1996, a decrease of 1.6% from the comparable period in 1995. TRG's equity in income before extraordinary items of the Joint Ventures was $26.1 million in the six months ended June 30, 1996, a decrease of 2.2% from the comparable period in 1995.

Net Income

  As a result of the foregoing, TRG's income before extraordinary items for the six months ended June 30, 1996 increased by $2.7 million, or 7.4%, to $39.4 million. In the six months ended June 30, 1995, TRG recognized $2.2 million in extraordinary charges related to the prepayment of debt at TRG and at one of its Joint Ventures. Net income for the six months ended June 30, 1996 was $39.4 million, a 14.2% increase from the comparable period in 1995.

Recent Acquisitions

  In June 1996, TRG acquired the Paseo Nuevo shopping center, located in Santa Barbara, California, for $37 million. TRG borrowed under its existing lines of credit to fund the acquisition. The acquisition is expected to have an immaterial effect on net income in 1996. The acquisition is also expected to produce EBITDA in excess of 10% of the acquisition cost in its first twelve months (EBITDA is defined and described in Liquidity and Capital Resources - Distributions). See Note 2 to TRG's consolidated financial statements for further discussion of the acquisition.

  In July 1996, TRG completed transactions that resulted in it acquiring the 75% interest in Fairlane Town Center (Fairlane) previously held by a joint venture partner. In connection with the transactions, TRG issued to the former joint venture partner 3,096 units of partnership interest, economically equivalent to
6.1 million shares of Taubman Centers, Inc. (TRG's "Managing General Partner") common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. TRG also assumed mortgage debt of approximately $26 million, representing the former joint venture partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and the prepayment penalty of approximately $1.2 million. In addition, the acquisition is expected to incrementally add over $11 million to EBITDA over the twelve months following the acquisition (EBITDA is defined and discussed in Liquidity and Capital Resources - Distributions). See
Note 7 to TRG's consolidated financial statements for further discussion of the acquisition.


Liquidity and Capital Resources

  As of June 30, 1996, TRG had a cash balance of $15.3 million. TRG has available for general partnership purposes an unsecured revolving credit facility of $200 million, which expires in May 1998. Borrowings under this facility at June 30, 1996 were $121 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $22 million at June 30, 1996. This line expires in August 1997. A substantial portion of the proceeds from the issuance of medium-term notes was used to pay down borrowings under these facilities in July 1996 (see below). TRG also has available a secured commercial paper facility, supported by a line of credit facility, of up to $75 million, all of which had been issued at June 30, 1996. Commercial paper is generally sold with a 30 day maturity. The underlying credit facility is renewable quarterly for a twelve month period.

  Proceeds from short-term borrowings provided $55.7 million of funding (including $37 million for the acquisition in June 1996 of the Paseo Nuevo shopping center) for the first half of 1996 compared to $36.3 million in 1995. In the second quarter of 1995, the net proceeds of issuances totaling $119.4 million under TRG's medium-term note program were used to pay down floating rate debt under TRG's revolving credit facilities as well as to pay off the $22.6 million mortgage securing a wholly owned Center. Scheduled principal payments on installment notes and repayments on other borrowings were $13.2 million and $227 thousand in 1995 and 1996, respectively.

  At June 30, 1996, TRG's debt (excluding TRG's capital lease obligation) and its beneficial interest in the debt of its Joint Ventures totaled $1,400.8 million.  As  shown in the  following  table,  $43.8  million  of this  debt was floating rate debt that remained unhedged at June 30, 1996, but was substantially paid down in July (see below). Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs accounted for 0.31% of the effective rate of interest on TRG's beneficial interest in debt at June 30, 1996. Included in TRG's beneficial interest in debt at June 30, 1996 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $107.7 million as of June 30, 1996. TRG's beneficial interest in capitalized interest was $2.1 million and $3.8 million for the three and six months ended June 30, 1996, respectively.

                                          Beneficial Interest in Debt
                                  ----------------------------------------------
                                     Amount    Interest  LIBOR Frequency  LIBOR
                                  (In millions Rate at    Cap   of Rate    at
                                   of dollars) 6/30/96    Rate   Resets  6/30/96
                                  ------------ -------- ------ --------- -------
Total beneficial interest in
  fixed rate debt                  1,052.7(1)   7.54%(2)
Floating rate debt swapped to fixed
  for period less than maturity -
    To August 1, 1996                 65.0(3)   6.52
Floating rate debt hedged
  via interest rate caps:
    Through December 1996             25.0(4)   5.95    7.50% Monthly      5.50%
    Through January 1997             175.0(5)   6.43(2) 6.00  Monthly      5.50
    Through October 1998              39.3      6.04    6.00  Three Months 5.59
Other floating rate debt              43.8      6.43(2)
                                   -------
Total beneficial interest in debt  1,400.8
                                   =======

(1)Includes TRG's $100 million floating rate notes due in 1997, which were swapped to a fixed rate of 6.15% until maturity. The interest rate on the refinancing of this debt is hedged via an interest rate cap for the period November 1997 to December 1998 at a three month LIBOR cap rate of 6.5%.
(2)Denotes weighted average interest rate.
(3)This debt is additionally hedged via an interest rate cap for the period August 1996 to August 1998 at a one month LIBOR cap rate of 8.55%
(4)This debt is additionally hedged via an interest cap rate for the period December 1996 to October 2001 at a one month LIBOR cap rate of 8.55%.
(5)$100 million of this debt is additionally hedged via an interest rate cap for the period January 1997 to January 1998 at a one month LIBOR cap rate of 6.5%.

  In late July, TRG issued $154 million of unsecured notes under its medium-term note program. The notes were used to pay down TRG's floating rate bank lines bearing interest at approximately LIBOR plus 1.5 percent as well as to pay off the $34.6 million, 9.73 percent mortgage on Fairlane Town Center and the related prepayment penalty of approximately $1.2 million, leaving the wholly owned property unencumbered. The pay down of TRG's bank lines resulted in approximately $190 million of availability under these lines as of the end of July 1996. The issuance included $100 million of notes with a five year maturity, including $70 million of fixed rate notes at 8 percent and $30 million of floating rate notes bearing interest at 3-month LIBOR plus 105 basis points. The remaining $54 million of notes have maturities of two and three years and bear interest at 3-month LIBOR plus 77 to 90 basis points. TRG has issued a total of $287 million medium-term notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

  TRG's loan agreements and indenture contain various restrictive covenants including limitations on the amount of secured and unsecured debt and minimum debt services coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.


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

  The following table summarizes TRG's Distributable Cash Flow for the three months ended June 30, 1995 and 1996:

                                         Three months ended              Three months ended
                                           June 30, 1995                    June 30, 1996
                                  -------------------------------  -------------------------------
                                       TRG                              TRG
                                  Consolidated    Joint            Consolidated     Joint
                                   Businesses   Ventures(1) Total   Businesses   Ventures(1) Total
                                  -------------------------------  -------------------------------
                                                       (In millions of dollars)
TRG's Net Income(2)                                          15.0                             18.5
Extraordinary Items                                           2.2
Depreciation and Amortization(3)                             11.0                             11.3
TRG's Beneficial Interest Expense(4)                         23.5                             24.0
                                                            -----                            -----
EBITDA                                  28.4        23.3     51.7        31.4        22.4     53.8
TRG's Beneficial Interest Expense(4)   (16.0)       (7.4)   (23.5)      (17.2)       (6.8)   (24.0)
Non-real estate depreciation            (0.5)                (0.5)       (0.5)                (0.5)
                                       -----       -----    -----       -----       -----    -----
Distributable Cash Flow                 11.8        15.9     27.7        13.7        15.7     29.3
                                       =====       =====    =====       =====       =====    =====

(1) Amounts represent TRG's beneficial interest in the operations of its Joint
    Ventures.
(2) Net income for the second quarter of 1996 includes TRG's share of a gain on a peripheral land sale of $0.3 million.  There were no land sales in the second quarter of 1995.
(3) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures'
    depreciation  and   amortization.  Includes  $0.8  million  of  mall  tenant
    allowances in both of the second quarters of 1995 and 1996, respectively.
(4) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures'
    interest expense.
(5) Amounts may not add due to rounding.

  The following table summarizes TRG's Distributable Cash Flow for the six months ended June 30, 1995 and 1996:

                                          Six months ended                 Six months ended
                                           June 30, 1995                    June 30, 1996
                                  -------------------------------  -------------------------------
                                      TRG                              TRG
                                  Consolidated    Joint            Consolidated    Joint
                                   Businesses   Ventures(1) Total   Businesses   Ventures(1) Total
                                  -------------------------------  -------------------------------
                                                       (In millions of dollars)
TRG's Net Income(2)                                          34.5                             39.4
Extraordinary Items                                           2.2
Depreciation and Amortization(3)                             22.3                             22.4
TRG's Beneficial Interest Expense(4)                         45.6                             48.3
                                                            -----                            -----
EBITDA                                  56.8        47.8    104.6        64.3        45.7    110.0
TRG's Beneficial Interest Expense(4)   (31.1)      (14.6)   (45.6)      (34.3)      (13.9)   (48.3)
Non-real estate depreciation            (1.1)                (1.1)       (0.9)                (0.9)
                                       -----       -----    -----       -----       -----    -----
Distributable Cash Flow                 24.7        33.2     57.9        29.0        31.8     60.8
                                       =====       =====    =====       =====       =====    =====

(1) Amounts represent TRG's beneficial interest in the operations of its Joint
    Ventures.
(2) Net income includes TRG's share of gains on peripheral land sales of $0.8 million and $0.3 million for the six months ended June 30, 1995 and 1996, respectively.
(3) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' depreciation and amortization. Includes $1.5 million and $1.6 million of amortization of mall tenant allowances for the six months ended June 30, 1995 and 1996, respectively.
(4) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' interest expense.
(5) Amounts may not add due to rounding.

  In March 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued a clarification of the definition of Funds from Operations. Because Distributable Cash Flow is intended to be equivalent to Funds from Operations, beginning in 1996, TRG modified its calculation of Distributable Cash Flow to be consistent with NAREIT's clarified definition. As a result, TRG adjusted the depreciation and amortization amount added back to net income to include only depreciation and amortization of assets uniquely significant to the real estate industry. Distributable Cash Flow for the first and second quarters of 1995 has been restated in the tables above to reflect the clarified definition. The following table presents a restatement of Distributable Cash Flow for the year and each quarter of 1995.

                                                    Three Months Ended                    Year Ended
                                     ---------------------------------------------------  ----------
                                       3/31/95      6/30/95      9/30/95      12/31/95     12/31/95
                                     -----------  -----------  -----------  ------------  ----------
                                                 (in millions of dollars)
Distributable Cash Flow as reported       30.8         28.2         29.2          31.6        119.9
Non-real estate depreciation              (0.6)        (0.5)        (0.5)         (0.5)        (2.0)
                                         -----        -----        -----         -----        -----
Distributable Cash Flow as restated       30.2         27.7         28.7          31.2        117.8
                                         =====        =====        =====         =====        =====

(1) Amounts may not add due to rounding.

  During the second quarter of 1996, EBITDA and Distributable Cash Flow were $53.8 million and $29.3 million, compared to $51.7 million and $27.7 million, as restated, for the same period in 1995. TRG distributed $29.1 million to its partners in both of the second quarters of 1996 and 1995.

  During the first half of 1996, EBITDA and Distributable Cash Flow were $110.0 million and $60.8 million, compared to $104.6 million and $57.9 million, as restated, for the same period in 1995. TRG distributed $58.1 million to its partners in each of the six month periods ended June 30, 1996 and 1995.

  The Partnership Committee of TRG makes an annual determination of appropriate distributions for each year. The determination is based on anticipated
Distributable Cash Flow, as well as financing considerations and such other factors as the Partnership Committee considers appropriate. Further, the Partnership Committee has decided that the growth in distributions will be less than the growth in Distributable Cash Flow for the immediate future.

  Except under unusual circumstances, TRG's practice is to distribute equal monthly installments of the determined amount of distributions throughout the year. Due to seasonality and the fact that cash available to TRG for distributions may be more or less than net cash provided from operating activities plus distributions from Joint Ventures during the year, TRG may borrow from unused credit facilities (described above) to enable it to distribute the amount decided upon by the TRG Partnership Committee.

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Excluding acquisitions, 1996 planned capital spending by the Managed Businesses not recovered from tenants is summarized in the following table:

                                                 1996
                           ------------------------------------------------
                                                             TRG's Share
                           Consolidated      Joint               of
                            Businesses     Ventures(1)    Joint Ventures(1)
                           ------------------------------------------------
                                       (in millions of dollars)

Development and expansion         17.1(2)      117.8(3)          63.5
Mall tenant allowances             5.2           3.8              1.9
Pre-construction development
   and other                       8.0(4)        2.0              1.0
                                 -----         -----            -----
Total                             30.3         123.6             66.4
                                 =====         =====            =====

(1)  Costs are net of intercompany profits.
(2) Includes costs related to expansion projects at Marley, Meadowood, and Stoneridge. Also includes costs related to leasehold improvements at The Mall at Tuttle Crossing; excludes capital lease assets.
(3) Includes costs related to expansion projects at Westfarms and Cherry Creek. Also includes construction costs for MacArthur Center and Arizona Mills.
(4) Includes costs to explore the possibilities of building an enclosed 1.7 million square foot value super-regional mall in Auburn Hills, Michigan.

  New Sears stores are scheduled to open in the fall of 1996 at Marley Station and Stoneridge. In addition, new Lord & Taylor stores, formerly Woodward & Lothrop stores, will open in August 1996 at Fair Oaks and Lakeforest. An expansion at Westfarms, which is expected to open in the fall of 1997, will add approximately 135,000 square feet of mall GLA and Nordstrom as an anchor. Additionally, an expansion at Cherry Creek is currently in the planning stage. The expansion, which will add 120,000 square feet of mall GLA, is expected to open in the fall of 1998.

  TRG continues to evaluate possible uses of the space vacated when Saks Fifth Avenue moved to the I. Magnin site at Biltmore. A project to utilize 30,000 square feet of this space for new mall tenants, which is presently expected to open in 1997, is in the planning stage.

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

  TRG has entered into agreements with The Mills Corporation, Simon Property Group and Grossman Company Properties to develop, own and operate Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona, which broke ground in August 1996. TRG has a 35% ownership interest in the venture. The 1.2 million square foot value-oriented mall is expected to open in the fall of 1997.

  TRG's share of costs for development and expansion projects scheduled to be completed in 1997 and 1998 is anticipated to be as much as $139 million in 1997 and $51 million in 1998.

  In April 1996, Federated Department Stores, Inc. closed the Emporium store at Hilltop. TRG is considering alternatives for the vacant anchor space. Negotiations are in progress which may result in an amount of TRG capital spending at Hilltop which cannot be presently determined.

  TRG's estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope of projects; 3) cost overruns; 4) timing of expenditures; and 5) actual time to complete projects.

Capital Resources

  TRG believes that its net cash provided by operating activities, together with distributions from the Joint Ventures, the unutilized portion of its credit facilities and its ability to generate cash from issuance of medium-term notes under TRG's shelf registration statement, other securities offerings or mortgage financings, assure adequate liquidity to conduct its operations in accordance with its distribution and financing policies.

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

  TRG expects to finance its capital requirements, including development, expansions and working capital, with available cash, borrowings under its lines of credit and cash from future securities offerings under its medium-term note program, other securities offerings, or mortgage financings. TRG's acquisition activities are discretionary in nature, and will only be undertaken by TRG after procuring adequate financing on terms that are consistent with TRG's financing policies. TRG's Joint Ventures expect to finance development and expansion spending with secured debt to the extent it is available.

Cash Tender Agreement

  A. Alfred Taubman and the GM Trusts each have the annual right to tender to the Managing General Partner Units of Partnership Interest in TRG (provided that the aggregate value is at least $50 million) and cause the Managing General Partner to purchase the tendered interests at a purchase price based on a market valuation of the Managing General Partner on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman's election, his family, and Robert C. Larson and his family may participate in tenders. The GM Trusts will be entitled to receive from TRG an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that the Managing General Partner pays to the GM Trusts under the Cash Tender Agreement.

  Although certain partners in TRG have pledged, and other partners may pledge, their Units of Partnership Interest, TRG is not aware of any present intention of any partner to sell its interest in TRG.

                                     PART II

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

      a)  Exhibits

            12    --  Statement Re:  Computation of Ratio of Earnings to Fixed
                      Charges.

            27    --  Financial Data Schedule.

      b)   Current Reports on Form 8-K.

            TRG filed a current report on Form 8-K dated May 14, 1996 to report its agreement to acquire Paseo Nuevo shopping center, which is located in Santa Barbara, California.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP


Date:   August 13, 1996                   By:   /s/ Bernard Winograd
                                                ----------------------------
                                                Bernard Winograd
                                                Executive Vice President and
                                                Chief Financial Officer