Form 10-Q
period 1996-09-30
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1996-11-14
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended: September 30, 1996
                          Commission File No. 33-73988


                  The Taubman Realty Group Limited Partnership
             (Exact name of registrant as specified in its charter)


    Delaware                                                    38-3097317
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    Suite 300, 200 East Long Lake Road, Bloomfield Hills, Michigan   48304
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

      Yes  X   .  No     .

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.

The  following  financial   statements  of  The  Taubman  Realty  Group  Limited
Partnership are provided pursuant to the requirements of this item.



                          INDEX TO FINANCIAL STATEMENTS

THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

Consolidated Balance Sheet as of December 31, 1995 and September 30, 1996......2
Consolidated Statement of Operations for the three months ended
  September 30, 1995 and 1996..................................................3
Consolidated Statement of Operations for the nine months ended
  September 30, 1995 and 1996..................................................4
Consolidated Statement of Cash Flows for the nine months ended
  September 30, 1995 and 1996..................................................5
Notes to Consolidated Financial Statements.....................................6

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                 December 31   September 30
                                                 -----------   ------------
                                                    1995           1996
                                                    ----           ----

Assets:
 Properties                                      $  926,207    $1,087,142
  Accumulated depreciation and amortization         200,440       226,341
                                                 ----------    ----------
                                                 $  725,767    $  860,801

 Cash and cash equivalents                           16,836        11,766
 Accounts and notes receivable, less allowance
  for doubtful accounts of $381 and $369
  in 1995 and 1996                                   14,192        15,986
 Accounts receivable from related parties             5,234         5,535
 Deferred charges and other assets                   42,327        46,182
                                                 ----------    ----------
                                                 $  804,356    $  940,270
                                                 ==========    ==========

Liabilities:
 Unsecured notes payable                         $  632,575    $  786,665
 Mortgage notes payable                             160,496       160,126
 Other notes payable                                162,178        94,119
 Capital lease obligation                            14,418        31,883
 Accounts payable and other liabilities              82,603        90,109
 Distributions in excess of net income of
  unconsolidated Joint Ventures (Note 3)            154,933       143,773
                                                 ----------    ----------
                                                 $1,207,203    $1,306,675

Commitments and Contingencies (Notes 6 and 7)

Accumulated deficiency in assets                   (402,847)     (366,405)
                                                 ----------    ----------
                                                 $  804,356    $  940,270
                                                 ==========    ==========
Allocation of accumulated deficiency in assets:
 General Partners                                $ (322,346)   $ (279,562)
 Limited Partners                                   (80,501)      (86,843)
                                                 ----------    ----------
                                                 $ (402,847)   $ (366,405)
                                                 ==========    ==========













                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                            Three Months Ended September 30
                                            -------------------------------
                                                  1995           1996
                                                  ----           ----

Revenues:
 Minimum rents                                  $ 32,358       $ 38,893
 Percentage rents                                  1,397          1,319
 Expense recoveries                               19,303         21,243
 Other                                             3,556          2,816
 Revenues from management, leasing
  and development services                         1,438          1,806
                                                --------       --------
                                                $ 58,052       $ 66,077
                                                --------       --------

Operating Costs:
 Recoverable expenses                           $ 16,571       $ 18,504
 Other operating                                   4,947          6,247
 Management, leasing and development
  services                                           952            912
 General and administrative                        4,577          5,127
 Interest expense                                 16,970         18,533
 Depreciation and amortization                     8,093          9,366
                                                --------       --------
                                                $ 52,110       $ 58,689
                                                --------       --------
Income before equity in income of
 unconsolidated Joint Ventures
 and before extraordinary items                 $  5,942       $  7,388
Equity in income before extraordinary items
 of unconsolidated Joint Ventures (Note 3)        11,867         13,552
                                                --------       --------
Income before extraordinary items               $ 17,809       $ 20,940
Extraordinary items (Note 4)                                     (1,328)
                                                --------       --------
Net Income                                      $ 17,809       $ 19,612
                                                ========       ========

Allocation of net income:
 General Partners                               $ 14,250       $ 15,098
 Limited Partners                                  3,559          4,514
                                                --------       --------
                                                $ 17,809       $ 19,612
                                                ========       ========

Earnings per Unit of Partnership Interest:
 Income before extraordinary items              $    280       $    317
 Extraordinary items                                                (20)
                                                --------       --------
 Net Income                                     $    280       $    297
                                                ========       ========

Weighted Average Number of Units of
 Partnership Interest Outstanding                 63,521         66,045
                                                ========       ========




                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                           Nine Months Ended September 30
                                           ------------------------------
                                                 1995          1996
                                                 ----          ----

Revenues:
 Minimum rents                                 $  95,557    $ 108,416
 Percentage rents                                  3,674        3,771
 Expense recoveries                               55,246       59,503
 Other                                             8,586        8,424
 Revenues from management, leasing
   and development services                        4,076        5,512
                                               ---------    ---------
                                               $ 167,139    $ 185,626
                                               ---------    ---------
Operating Costs:
 Recoverable expenses                          $  46,457    $  49,520
 Other operating                                  15,321       17,841
 Management, leasing and development
  services                                         2,598        3,281
 General and administrative                       14,928       15,400
 Interest expense                                 48,039       52,873
 Depreciation and amortization                    23,852       26,066
                                               ---------    ---------
                                               $ 151,195    $ 164,981
                                               ---------    ---------
Income before equity in income of
  unconsolidated Joint Ventures and
  before extraordinary items                   $  15,944    $  20,645
Equity in income before extraordinary items
  of unconsolidated Joint Ventures (Note 3)       38,585       39,663
                                               ---------    ---------
Income before extraordinary items              $  54,529    $  60,308
Extraordinary items (Note 4)                      (2,225)      (1,328)
                                               ---------    ---------
Net Income                                     $  52,304    $  58,980
                                               =========    =========

Allocation of net income:
 General Partners                              $  41,852    $  46,599
 Limited Partners                                 10,452       12,381
                                               ---------    ---------
                                               $  52,304    $  58,980
                                               =========    =========

Earnings per Unit of Partnership Interest:
 Income before extraordinary items            $     858     $     937
 Extraordinary items                                (35)          (20)
                                              ---------     ---------
 Net Income                                   $     823     $     917
                                              =========     =========

Weighted Average Number of Units of
 Partnership Interest Outstanding                63,521        64,369
                                              =========     =========






                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                             Nine Months Ended September 30
                                             ------------------------------
                                                      1995       1996
                                                      ----       ----

Cash Flows From Operating Activities:
 Income before extraordinary items                  $ 54,529   $  60,308
 Adjustments to reconcile income before
  extraordinary items to net cash provided
  by operating activities:
   Depreciation and amortization                      23,852      26,066
   Provision for losses on accounts receivable           712         998
   Amortization of deferred financing costs            1,719       1,610
   Other                                               2,191         495
   Gain on sale of land                                 (261)       (315)
   Increase (decrease) in cash attributable to
    changes in assets and liabilities:
     Receivables, deferred charges and other assets  (10,291)     (5,456)
     Accounts payable and other liabilities           10,304       4,451
                                                    --------   ---------
Net Cash Provided By Operating Activities           $ 82,755   $  88,157
                                                    --------   ---------

Cash Flows From Investing Activities:
 Purchase of interests in Fairlane (Note 2)                    $ (66,375)
 Purchase of Paseo Nuevo (Note 2)                                (37,195)
 Additions to properties                            $(43,296)    (14,991)
 Proceeds from sale of land                              841         686
 Contributions to unconsolidated Joint Ventures                   (8,183)
 Distributions from unconsolidated Joint Ventures
  in excess of income before extraordinary items       2,082       6,618
                                                    --------   ---------
Net Cash Used In Investing Activities               $(40,373)  $(119,440)
                                                    --------   ---------

Cash Flows From Financing Activities:
 Debt proceeds                                      $167,708   $ 275,212
 Debt payments                                       (13,288)   (189,667)
 Extinguishment of debt                             (105,827)    (35,964)
 Debt issuance costs                                  (1,530)       (830)
 Issuance of units of partnership interest (Note 2)               65,575
 Cash distributions                                  (87,169)    (88,113)
                                                    --------   ---------
Net Cash Provided By (Used In) Financing Activities $(40,106)  $  26,213
                                                    --------   ---------
Net Increase (Decrease) In Cash                     $  2,276   $  (5,070)

Cash and Cash Equivalents at Beginning of Period      10,709      16,836
                                                    --------   ---------

Cash and Cash Equivalents at End of Period          $ 12,985   $  11,766
                                                    ========   =========


Interest on mortgage notes and other loans paid during the nine months ended September 30, 1995 and 1996, net of amounts capitalized of $5,891 and $3,443, was $36,261 and $41,282, respectively.




                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended September 30, 1996

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

Note 2 - Acquisitions

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

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Pro forma results of TRG's operations, assuming the Fairlane acquisition had occurred on January 1, 1995, are as follows:

                                                     Pro Forma
                                    -------------------------------------------
                                       Three Months             Nine Months
                                    Ended September 30       Ended September 30
                                    ------------------       ------------------
                                      1995      1996          1995      1996
                                      ----      ----          ----      ----

Revenues                            $65,158    $67,371      $188,148   $200,636
Income before extraordinary items    19,579     21,176        59,858     63,372
Net income                           19,579     19,848        57,633     62,044

Earnings per unit of partnership interest:

    Income before extraordinary item   $294       $318          $899       $951
    Net income                          294        298           865        931

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

                                                                   TRG's %
                                                                  Ownership
                                                                    as of
     Joint Venture                   Taubman Shopping Center  September 30, 1996
     ---------------------------------------------------------------------------

     Arizona Mills, L.L.C.             Arizona Mills                 35%
                                       (under construction)
     Fairfax Associates                Fair Oaks                     50
     Lakeside Mall Limited Partnership Lakeside                      50
     Rich-Taubman Associates           Stamford Town Center          50
     Taubman-Cherry Creek
         Limited Partnership           Cherry Creek                  50
     Taubman MacArthur Associates      MacArthur Center
         Limited Partnership           (under construction)          70
     Twelve Oaks Mall Limited
         Partnership                   Twelve Oaks Mall              50
     West Farms Associates             Westfarms                     79
     Woodfield Associates              Woodfield                     50
     Woodland                          Woodland                      50

  Arizona Mills, L.L.C., a joint venture in which TRG has a 35% interest, is developing Arizona Mills in Tempe, Arizona, which is expected to open in the fall of 1997. Taubman MacArthur Associates Limited Partnership, a joint venture in which TRG has a 70% interest, is developing MacArthur Center in Norfolk, Virginia. MacArthur Center is expected to open in the spring of 1999.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures by $4.8 million and $7.4 million at December 31, 1995 and at September 30, 1996, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.

                                               December 31    September 30
                                               -----------    ------------
                                                   1995           1996
                                                   ----           ----

 Assets:
  Properties, net                               $ 373,803      $ 407,230
  Other assets                                    109,668         69,248
                                                ---------      ---------
                                                $ 483,471      $ 476,478
                                                =========      =========

 Liabilities and partners' accumulated
  deficiency in assets:
   Debt                                         $ 741,121      $ 714,458
   Other liabilities                               50,227         36,791
   TRG accumulated deficiency in assets          (150,117)      (136,362)
   Joint Venture Partners' accumulated
    deficiency in assets                         (157,760)      (138,409)
                                                ---------      ---------
                                                $ 483,471      $ 476,478
                                                =========      =========

 TRG accumulated deficiency in assets (above)   $(150,117)     $(136,362)
 Elimination of intercompany profit                (4,816)        (7,411)
                                                ---------      ---------
 Distributions in excess of net income
  of unconsolidated Joint Ventures              $(154,933)     $(143,773)
                                                =========      =========


                                             Three Months         Nine Months
                                          Ended September 30  Ended September 30
                                          ------------------  ------------------
                                             1995    1996        1995     1996
                                             ----    ----        ----     ----

Revenues                                   $71,137  $63,657   $210,096  $202,369
Recoverable and other operating expenses   $28,113  $22,793   $ 80,778  $ 77,722
Interest expense                            15,528   12,857     43,582    40,314
Depreciation and amortization                6,577    6,413     19,520    18,312
                                           -------  -------   --------  --------
Total operating costs                      $50,218  $42,063   $143,880  $136,348
                                           -------  -------   --------  --------
Income before extraordinary items          $20,919  $21,594   $ 66,216  $ 66,021
Extraordinary items                                               (624)
                                           -------  -------   --------  --------
Net income                                 $20,919  $21,594   $ 65,592  $ 66,021
                                           =======  =======   ========  ========

Net income attributable to TRG             $10,716  $12,007   $ 33,744  $ 35,121
Extraordinary items attributable to TRG                            493
Realized intercompany profit                 1,151    1,545      4,348     4,542
                                           -------  -------   --------  --------
Equity in income before extraordinary items
 of unconsolidated Joint Ventures          $11,867  $13,552   $ 38,585  $ 39,663
                                           =======  =======   ========  ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                            Three Months          Nine Months
                                         Ended September 30   Ended September 30
                                         ------------------   ------------------
                                            1995    1996         1995    1996
                                            ----    ----         ----    ----
TRG's beneficial interest
 in unconsolidated Joint Ventures'
  operations:
   Revenues less recoverable and other
    operating expenses                    $23,433   $23,298   $71,243   $69,049
   Interest expense                        (8,237)   (6,516)  (22,796)  (20,450)
   Depreciation and amortization           (3,329)   (3,230)   (9,862)   (8,936)
                                          -------   -------   -------   -------
  Income before extraordinary items       $11,867   $13,552   $38,585   $39,663
                                          =======   =======   =======   =======


Note 4 - Debt Transactions

  In the third quarter of 1996, TRG issued $154 million of unsecured notes under its medium-term note program. The notes were used to pay down TRG's floating rate bank lines bearing interest at approximately LIBOR plus 1.5% as well as to pay off the $34.6 million, 9.73% mortgage on Fairlane Town Center and the related prepayment penalty of approximately $1.2 million, leaving the wholly owned property unencumbered. TRG recognized an extraordinary charge to income of $1.3 million in the third quarter, consisting primarily of the prepayment penalty. The issuance included $100 million of notes with a five year maturity, including $70 million of fixed rate notes at 8% and $30 million of floating rate notes bearing interest at three month LIBOR plus 105 basis points. The remaining $54 million of notes have maturities of two and three years and bear interest at three month LIBOR plus 77 to 90 basis points. TRG has issued a total of $287 million medium-term notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

  In the second quarter of 1995, TRG recognized an extraordinary charge to income of approximately $2.2 million relating to the extinguishment of debt of TRG and a Joint Venture, consisting primarily of prepayment penalties.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 5 - Beneficial Interest in Debt and Interest Expense

  TRG's beneficial interest in the debt, capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its unconsolidated Joint Ventures is summarized as follows:

                                           TRG's Share      TRG's         TRG's
                                   Joint    of Joint    Consolidated  Beneficial
                                 Ventures   Ventures    Subsidiaries   Interest
                                 -----------------------------------------------
Debt as of:
 December 31, 1995                $741,121   $390,680   $  955,249   $1,345,929
 September 30, 1996                714,458    389,151    1,040,910    1,430,061

Capitalized interest:
 Nine months ended
   September 30, 1995             $  2,315   $  1,235   $    5,891   $    7,126
 Nine months ended
   September 30, 1996                3,775      2,669        3,443        6,112

Interest expense
  (Net of capitalized interest):
  Nine months ended
   September 30, 1995             $ 43,582   $ 22,796   $   48,039   $   70,835
  Nine months ended
   September 30, 1996               40,314     20,450       52,873       73,323

Note 6 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, 4,500 units of partnership interest may be issued under the plan. The exercise price of all outstanding options is equal to fair market value on the date of grant. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. There were outstanding options for 4,119 units and 4,110 units as of December 31, 1995 and September 30, 1996, respectively, with exercise prices ranging from $18 thousand to $27 thousand per unit. Options for nine units were canceled in the second quarter of 1996. As of December 31, 1995 and September 30, 1996, options for 1,195 and 1,336 units, respectively, were exercisable with an exercise price range of $22 thousand to $27 thousand per unit.

Note 7 - Subsequent Events

  TRG has entered into an agreement to lease Memorial City shopping center (Memorial City), a 1.4 million square foot shopping center located in Houston, Texas. Memorial City is anchored by Sears, Foley's, Montgomery Ward and Mervyn's and includes 579 thousand square feet of mall GLA. The lease of this unencumbered property grants TRG the exclusive right to manage, lease and operate the property beginning in early November 1996. The annual rent is initially $7 million. TRG has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. TRG will use this option period to evaluate the redevelopment opportunities of the center.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  If TRG does not exercise its option to terminate the lease at the end of the third full lease year, the lease continues for another 52 years and provides for increases in rent every ten years based on 75% of the increase in the Consumer Price index between 1996 and the then current year. Under the terms of the lease, TRG has agreed to invest at least $25 million in property expenditures not recoverable from tenants during the first 10 years of the lease term, including a minimum investment of $3 million for the first three years.

  Memorial City is expected to have an immaterial effect on net income.

  TRG has also entered into an agreement to purchase for cash La Cumbre shopping center, a 477 thousand square foot center located in Santa Barbara, California. La Cumbre is anchored by Robinsons-May and Sears, and includes 178 thousand square feet of mall GLA. The purchase agreement contains a provision prohibiting disclosure of the purchase price until the closing date. The transaction, which is expected to close in December 1996, is contingent on obtaining necessary approvals. The acquisition is expected to have an immaterial effect on TRG's assets and net income.

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

  Certain aspects of the performance of the Managed Businesses are best understood by measuring their performance as a whole, without regard to TRG's ownership interest. For example, mall tenant sales and shopping center occupancy trends fit this category and are so analyzed below. In addition, trends in certain items of revenue and expense are often best understood in the same fashion, and the discussions following take this approach when appropriate. When relevant, these items are also discussed separately with regard to the Consolidated Businesses and the Joint Ventures.

Seasonality

  The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter.

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1995 and the first three quarters of 1996 (Bellevue Center is included in the data below through October 1995):

                           1st        2nd        3rd        4th                     1st        2nd         3rd
                         Quarter    Quarter    Quarter    Quarter     Total       Quarter    Quarter     Quarter
                           1995       1995       1995       1995       1995         1996       1996        1996
                         ---------------------------------------------------------------------------------------
                                                             (in thousands)

Mall tenant sales        $541,627   $587,678   $611,606   $998,482   $2,739,393   $591,677   $617,821   $627,791
Revenues                  123,719    124,364    129,187    134,450      511,720    129,764    128,497    129,730
Occupancy
  Average Occupancy         87.8%      87.3%      87.7%      89.2%        88.0%      87.8%      87.3%      86.8%
  Ending Occupancy          87.0%      87.5%      87.8%      89.4%        89.4%      87.7%      87.3%      86.8%
Leased Space                90.0%      90.3%      90.1%      90.6%        90.6%      89.5%      88.2%      87.6%


  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1995 and the first three quarters of 1996:

                                 1st      2nd      3rd      4th                 1st      2nd       3rd
                               Quarter  Quarter  Quarter  Quarter   Total     Quarter  Quarter   Quarter
                                 1995     1995     1995     1995     1995       1996     1996      1996
                               -------------------------------------------------------------------------
                                                           (in thousands)

Minimum rents                  12.8%    11.8%    11.7%     7.5%     10.4%     12.3%    11.7%     11.7%
Percentage rents                0.3      0.3      0.3      0.2       0.3       0.3      0.3       0.3
Expense recoveries              5.3      5.2      4.9      3.1       4.4       5.6      5.0       4.6
                               ----     ----     ----     ----      ----      ----     ----      ----
Mall tenant occupancy costs    18.4%    17.3%    16.9%    10.8%     15.1%     18.2%    17.0%     16.6%
                               ====     ====     ====     ====      ====      ====     ====      ====

Rental Rates

  As leases have expired in the Taubman Shopping Centers, TRG has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent at Taubman Shopping Centers that have been owned and open for five years:

                                          Store       Store     Difference
                              All       Closings    Openings      Between
                              Mall       During      During     Opening and
                             Tenants     Period      Period    Closing Rents
                             -------    --------    --------   -------------
                             Average     Average     Average      Average
                              Base     Annualized  Annualized   Annualized
Twelve Months Ended           Rent      Base Rent   Base Rent    Base Rent
-------------------          --------  ----------  ----------   ----------
September 30, 1995 (1)        $35.70     $34.16      $41.00        $6.84
September 30, 1996 (2)         37.59      32.31       41.13         8.82

(1)  Includes 17 centers owned and open prior to January 1, 1990.
(2)  Includes 18 centers owned and open prior to January 1, 1991.

Results of Operations

Occupancy and Mall Tenant Sales

  Average occupancy rates in the Taubman Shopping Centers were 86.8% in the three months ended September 30, 1996 versus 87.7% for the comparable period in 1995. For the nine months ended September 30, 1996, average occupancy was 87.3% compared to 87.5% for the same period in 1995. Ending occupancy rates for the Taubman Shopping Centers at September 30, 1996 were 86.8% versus 87.8% at the same date in 1995. Leased space at September 30, 1996 was 87.6% compared to 90.1% at the same date in 1995. TRG currently expects that occupancy for the remainder of 1996 will be somewhat less than the previous year's level. However, TRG expects that average occupancy for the year will be comfortably within TRG's historic range of average annual occupancy. TRG also expects that it will not achieve year over year increases in average occupancy before the second half of 1997.

  Total sales for Taubman Shopping Center mall tenants increased in the three months ended September 30, 1996 by 2.6% to $627.8 million from $611.6 million in the three months ended September 30, 1995. Tenant sales increased 5.5% to $1.84 billion for the nine months ended September 30, 1996 from $1.74 billion in the comparable period in 1995. Mall tenant sales per square foot increased 5.4% and 7.3% in the three and nine months ended September 30, 1996, over the comparable periods in 1995. Excluding Bellevue Center (Bellevue) and Paseo Nuevo (see Acquisitions), the increase in sales was 3.2% and 7.1% for the three and nine month periods, respectively, and sales per square foot for mall tenants was up 3.2% and 5.1% for the three and nine months ended September 30, 1996.

Acquisitions

  In June 1996, TRG acquired the Paseo Nuevo shopping center (Paseo), located in Santa Barbara, California, for $37 million. TRG borrowed under its existing lines of credit to fund the acquisition. The acquisition is expected to have an immaterial effect on net income in 1996. The acquisition is also expected to produce EBITDA in excess of 10% of the acquisition cost in its first twelve months (EBITDA is defined and described in Liquidity and Capital Resources - Distributions). See Note 2 to TRG's consolidated financial statements for further discussion of the acquisition.

  In July 1996, TRG completed transactions that resulted in it acquiring the 75% interest in Fairlane Town Center (Fairlane) previously held by a joint venture partner. In connection with the transactions, TRG issued to the former joint venture partner 3,096 units of partnership interest, economically equivalent to
6.1 million shares of TCI common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. TRG also assumed mortgage debt of approximately $26 million, representing the former joint venture partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and the prepayment penalty of approximately $1.2 million. In addition, the acquisition is expected to incrementally add over $11 million to EBITDA over the twelve months following the acquisition (EBITDA is defined and discussed in Liquidity and Capital Resources Distributions). See Note 2 to TRG's consolidated financial statements for further discussion of the acquisition.

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

  The following table sets forth operating results for TRG's Managed Businesses for the three months ended September 30, 1995 and September 30, 1996, showing the results of the Consolidated Businesses and Joint Ventures:

                       Three Months Ended September 30, 1995       Three Months Ended September 30, 1996
                     -----------------------------------------   -----------------------------------------
                               TRG                      TOTAL:             TRG                      TOTAL:
                      CONSOLIDATED          JOINT      MANAGED    CONSOLIDATED          JOINT      MANAGED
                        BUSINESSES    VENTURES(1)   BUSINESSES      BUSINESSES    VENTURES(1)   BUSINESSES
                     -------------  -------------  -----------   -------------  -------------  -----------
                             (in millions of dollars)                     (in millions of dollars)

REVENUES:
  Minimum rents               32.4           41.8         74.2            38.9           37.4         76.3
  Percentage rents             1.4            0.9          2.3             1.3            0.9          2.2
  Expense recoveries          19.3           26.2         45.5            21.2           21.6         42.8
  Other                        5.0            2.2          7.2             4.6            3.7          8.3
                             -----          -----        -----           -----          -----        -----
Total revenues                58.1           71.1        129.2            66.1           63.7        129.7

OPERATING COSTS:
  Recoverable expenses        16.6           23.4         39.9            18.5           18.9         37.4
  Other operating              4.9            3.0          8.0             6.2            2.3          8.6
  Management, leasing
    and development            0.9                         0.9             0.9                         0.9
  General and
    administrative             4.6                         4.6             5.1                         5.1
  Interest expense            17.0           15.6         32.6            18.5           12.7         31.2
  Depreciation and
    amortization               8.1            6.4         14.5             9.4            6.2         15.6
                             -----          -----        -----           -----          -----        -----
Total operating costs         52.1           48.4        100.5            58.7           40.2         98.8
                             -----          -----        -----           -----          -----        -----
                               5.9           22.7         28.6             7.4           23.5         30.9
                                            =====        =====                          =====        =====
Equity in income before
  extraordinary items of
  Joint Ventures              11.9                                        13.5
                             -----                                       -----
Income before
  extraordinary items         17.8                                        20.9
Extraordinary items                                                       (1.3)
                             -----                                       -----
NET INCOME                    17.8                                        19.6
                             =====                                       =====


SUPPLEMENTAL
  INFORMATION (2)
EBITDA contribution           31.0           23.4         54.4            35.3           23.3         58.6
TRG's Beneficial Interest
  Expense                    (17.0)          (8.2)       (25.2)          (18.5)          (6.5)       (25.0)
Non-real estate
  depreciation                (0.5)                       (0.5)           (0.5)                       (0.5)
                             -----          -----        -----           -----          -----        -----
Distributable Cash Flow
  contribution                13.5           15.2         28.7            16.3           16.8         33.1
                             =====          =====        =====           =====          =====        =====


(1) Costs are net of intercompany profits.
(2) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(3) Amounts in this table may not add due to rounding.

TRG --Consolidated Businesses

  Total revenues for the three months ended September 30, 1996 were $66.1 million, an $8.0 million or 13.8% increase over the comparable period in 1995. Minimum rents increased $6.5 million, of which $4.1 million was caused by the Fairlane and Paseo acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). Minimum rent also increased due to the expansions at Short Hills and Meadowood and tenant rollovers. The increase in expense recoveries was also primarily due to the Fairlane and Paseo acquisitions.

  Total  operating  costs  increased $6.6 million,  or 12.7%,  to $58.7 million.
Recoverable expenses and other operating costs increased primarily due to Fairlane and Paseo, offset by decreases in recoverable expenses, bad debt expense and professional fees at other Centers. Interest expense increased $1.5 million due primarily to an increase in debt levels, including debt used to finance the acquisition of Paseo and capital expenditures and the assumption of debt relating to the Fairlane acquisition, and a decrease in capitalized interest, partially offset by decreased interest rates. The increase in depreciation and amortization was due primarily to the acquisitions of Fairlane and Paseo and the expansions at Short Hills and Meadowood.

Joint Ventures

  Total revenues for the three months ended September 30, 1996 were $63.7 million, a $7.4 million or 10.4% decrease from the comparable period of 1995, of which $9.0 million of the decrease was caused by the change in Fairlane from a Joint Venture to a Consolidated Business and by the November 1995 disposition of Bellevue, offset by increases at other Centers. Minimum rent decreases due to Fairlane and Bellevue were offset by increases due to the expansion at Woodfield and tenant rollovers. Expense recoveries decreased primarily due to Fairlane and Bellevue. Other income increased $1.5 million due to an increase in lease cancellation revenue, offset by a decrease in interest income.

  Total operating costs decreased by $8.2 million, or 16.9%, to $40.2 million for the three months ended September 30, 1996, of which a $7.2 million decrease was due to Fairlane and Bellevue. Recoverable expenses decreased $4.5 million primarily due to Fairlane and Bellevue and a decrease in utilities expense. Interest expense decreased $2.9 million due primarily to a decrease in debt related to Fairlane and Bellevue and an increase in capitalized interest. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements (Note 3 to TRG's financial statements) of the Unconsolidated Joint Ventures by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary items of the Joint Ventures increased by $0.8 million, or 3.5%, to $23.5 million. TRG's equity in income before extraordinary items of the Joint Ventures increased $1.6 million, or 13.4%, to $13.5 million for the three months ended September 30, 1996.

Net Income

  As a result of the foregoing, TRG's income before extraordinary items increased by $3.1 million, or 17.4%, to $20.9 million for the three months ended September 30, 1996. In the third quarter of 1996, TRG recognized a $1.3 million extraordinary charge related to the prepayment of Fairlane's debt. Net income for the third quarter of 1996 was $19.6 million, compared to $17.8 million for the third quarter of 1995.

Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995

  The following table sets forth operating results for TRG's Managed Businesses for the nine months ended September 30, 1995 and September 30, 1996, showing the results of the Consolidated Businesses and Joint Ventures:

                       Nine Months Ended September 30, 1995        Nine Months Ended September 30, 1996
                     -----------------------------------------   -----------------------------------------
                               TRG                      TOTAL:             TRG                      TOTAL:
                      CONSOLIDATED          JOINT      MANAGED    CONSOLIDATED          JOINT      MANAGED
                        BUSINESSES    VENTURES(1)   BUSINESSES      BUSINESSES    VENTURES(1)   BUSINESSES
                     -------------  -------------  -----------   -------------  -------------  -----------
                             (in millions of dollars)                     (in millions of dollars)

REVENUES:
  Minimum rents               95.6          123.2        218.8           108.4          119.0        227.4
  Percentage rents             3.7            2.5          6.2             3.8            2.5          6.2
  Expense recoveries          55.2           75.8        131.0            59.5           73.0        132.5
  Other                       12.7            8.6         21.3            13.9            7.9         21.9
                             -----          -----        -----           ------         -----        -----
Total revenues               167.1          210.2        377.3           185.6          202.4        388.0

OPERATING COSTS:
  Recoverable expenses        46.5           66.3        112.7            49.5           62.9        112.4
  Other operating             15.3            9.4         24.7            17.8           10.1         28.0
  Management, leasing
    and development            2.6                         2.6             3.3                         3.3
  General and
    administrative            14.9                        14.9            15.4                        15.4
  Interest expense            48.0           44.0         92.0            52.9           40.2         93.0
  Depreciation and
    amortization              23.9           19.0         42.8            26.1           17.6         43.7
                             -----          -----        -----           -----          -----        -----
Total operating costs        151.2          138.6        289.8           165.0          130.8        295.8
                             -----          -----        -----           -----          -----        -----
                              15.9           71.6         87.5            20.6           71.6         92.2
                                            =====        =====                          =====        =====
Equity in income before
  extraordinary items of
  Joint Ventures              38.6                                        39.7
                             -----                                       -----
Income before
  extraordinary items         54.5                                        60.3
Extraordinary items           (2.2)                                       (1.3)
                             -----                                       -----
NET INCOME                    52.3                                        59.0
                             =====                                       =====


SUPPLEMENTAL
  INFORMATION (2)
EBITDA contribution           87.8           71.2        159.0            99.6           69.0        168.6
TRG's Beneficial Interest
  Expense                    (48.0)         (22.8)       (70.8)          (52.9)         (20.5)       (73.3)
Non-real estate
  depreciation                (1.6)                       (1.6)           (1.4)                       (1.4)
                             -----          -----        -----           -----          -----        -----
Distributable Cash Flow
  contribution                38.2           48.4         86.7            45.3           48.6         93.9
                             =====          =====        =====           =====          =====        =====


(1) Costs are net of intercompany profits.
(2) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(3) Amounts in this table may not add due to rounding.

TRG --Consolidated Businesses

  Total revenues for the nine months ended September 30, 1996 were $185.6 million, an $18.5 million or 11.1% increase over the comparable period in 1995. Minimum rents increased $12.8 million, of which $4.1 million was caused by the Fairlane and Paseo acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). Minimum rent also increased due to the expansions at Short Hills and Meadowood and tenant rollovers. The increase in expense recoveries was also primarily due to the Fairlane and Paseo acquisitions. The increase in other revenues of $1.2 million was primarily due to increases in revenue from management, leasing, and development services, interest income and rental fees on exterior advertising signs, offset by a decrease in lease cancellation revenue.

  Total operating costs increased $13.8 million, or 9.1%, to $165.0 million. The increase in recoverable expenses for the nine months ended September 30, 1996 was due to Fairlane and Paseo and to increases in maintenance costs and property taxes, including those related to the expansions at Short Hills. Other operating expenses increased due to Fairlane and Paseo, an increase in the charge to operations for development pre-construction reserves and increases in various other expenses. General and administrative expense in the first nine months of 1996 increased from the comparable period in 1995 due primarily to increases in compensation, travel, and professional fees in 1996, offset by a decrease resulting from a $0.8 million charge in the first quarter of 1995 for severance and termination benefits. Interest expense increased $4.9 million due primarily to an increase in debt levels, including debt used to finance the acquisition of Paseo and capital expenditures and the assumption of debt relating to the Fairlane acquisition, and a decrease in capitalized interest, partially offset by decreased interest rates. The increase in depreciation and amortization was due primarily to the acquisitions of Fairlane and Paseo and the expansions at Short Hills and Meadowood.

Joint Ventures

  Total revenues for the nine months ended September 30, 1996 were $202.4 million, a $7.8 million or 3.7% decrease from the comparable period of 1995, representing a $15.3 million decrease caused by the change in Fairlane from a Joint Venture to a Consolidated Business and by the November 1995 disposition of Bellevue, offset by increases at other Centers. Minimum rent decreases due to Fairlane and Bellevue were offset by increases due to the expansion at Woodfield and tenant rollovers. Expense recoveries decreased primarily due to Fairlane and Bellevue, offset by increases at other Centers. Other income decreased due to a gain on the sale of peripheral land in 1995 and decreased interest income in 1996, offset by an increase in lease cancellation revenue in 1996.

  Total operating costs decreased by $7.8 million, or 5.6%, to $130.8 million for the nine months ended September 30, 1996, representing a $14.2 million decrease due to Fairlane and Bellevue, offset by increases at other Centers. Recoverable expenses decreased $3.4 million due to Fairlane and Bellevue and a decrease in utilities expense, offset by increases in maintenance costs and property taxes, including those related to the Woodfield expansion. Other operating costs increased $0.7 million reflecting increases in bad debt expense, promotion and advertising costs, and a nonrecurring $0.5 million payment to an anchor at one of the Centers, offset by decreases due to Bellevue and Fairlane. Interest expense decreased $3.8 million due to a decrease in debt related to Fairlane and Bellevue and an increase in capitalized interest, partially offset by increases due to an increase in debt used to finance capital expenditures and to higher interest rates on certain debt refinanced in 1995. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements (Note 3 to TRG's financial statements) of the Unconsolidated Joint Ventures by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary items of the Joint Ventures of $71.6 million was unchanged from the comparable period in 1995.
TRG's equity in income before extraordinary items of the Joint Ventures increased $1.1 million, or 2.8%, to $39.7 million for the nine months ended September 30, 1996.

Net Income

  As a result of the foregoing, TRG's income before extraordinary items increased by $5.8 million, or 10.6%, to $60.3 million for the nine months ended September 30, 1996. In the third quarter of 1996, TRG recognized a $1.3 million extraordinary charge related to the prepayment of Fairlane's debt. In the nine months ended September 30, 1995, TRG recognized $2.2 million in extraordinary charges related to the prepayment of debt at TRG and at one of its Joint Ventures. Net income for the nine months ended September 30, 1996 was $59.0 million, compared to $52.3 million for the comparable period in 1995.

Recent and Anticipated Transactions

  TRG has entered into an agreement to lease Memorial City shopping center (Memorial City), a 1.4 million square foot shopping center located in Houston, Texas. Memorial City is anchored by Sears, Foley's, Montgomery Ward and Mervyn's and includes 579 thousand square feet of mall GLA. The lease of this unencumbered property grants TRG the exclusive right to manage, lease and operate the property beginning in early November 1996. The annual rent is initially $7 million. TRG has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. TRG will use this option period to evaluate the redevelopment opportunities of the center.

  If TRG does not exercise its option to terminate the lease at the end of the third full lease year, the lease continues for another 52 years and provides for increases in rent every ten years based on 75% of the increase in the Consumer Price index between 1996 and the then current year. Under the terms of the lease, TRG has agreed to invest at least $25 million in property expenditures not recoverable from tenants during the first 10 years of the lease term, including a minimum investment of $3 million for the first three years.

  Memorial City is expected to have an immaterial effect on EBITDA and net income for the immediate future.

  TRG has also entered into an agreement to purchase for cash La Cumbre shopping center, a 477 thousand square foot center located in Santa Barbara, California. La Cumbre is anchored by Robinsons-May and Sears, and includes 178 thousand square feet of mall GLA. The purchase agreement contains a provision prohibiting disclosure of the purchase price until the closing date. The transaction, which is expected to close in December 1996, is contingent on obtaining necessary approvals. The acquisition is expected to have an immaterial effect on TRG's assets and net income, and to be moderately accretive to Distributable Cash Flow in TRG's first twelve months of ownership.

Liquidity and Capital Resources

  As of September 30, 1996, TRG had a cash balance of $11.8 million. TRG has available for general partnership purposes an unsecured revolving credit facility of $200 million, which expires in May 1998. Borrowings under this facility at September 30, 1996 were $7 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $13 million at September 30, 1996. This line expires in August 1997. TRG also has available a secured commercial paper facility, supported by a line of credit facility, of up to $75 million, all of which had been issued at September 30, 1996. Commercial paper is generally sold with a 30 day maturity. The underlying credit facility is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings of $121.3 million provided funding for the first nine months of 1996 compared to $48.6 million in 1995. The proceeds were used primarily for the $37 million acquisition in June 1996 of the Paseo Nuevo shopping center and for the $66.4 million acquisition in July 1996 of the 75% interest in Fairlane Town Center previously held by TRG's joint venture partner. Proceeds from the issuance of units of partnership interest to the former joint venture partner in Fairlane were used to repay short term borrowings.

  In the third quarter of 1996, TRG issued $154 million of unsecured notes under its medium-term note program. The notes were used to pay down TRG's floating rate bank lines bearing interest at approximately LIBOR plus 1.5% as well as to pay off the $34.6 million, 9.73% mortgage on Fairlane Town Center and the related prepayment penalty of approximately $1.2 million, leaving the wholly owned property unencumbered. The issuance included $100 million of notes with a five year maturity, including $70 million of fixed rate notes at 8% and $30 million of floating rate notes bearing interest at three month LIBOR plus 105 basis points. The remaining $54 million of notes have maturities of two and three years and bear interest at three month LIBOR plus 77 to 90 basis points. TRG has issued a total of $287 million medium-term notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

  In the second quarter of 1995, the net proceeds of issuances totaling $119.4 million under TRG's medium-term note program was used to pay down floating rate debt under TRG's revolving credit facilities as well as to pay off the $22.6 million mortgage securing a wholly owned Center.

  Scheduled principal payments on installment notes were $497 thousand and $370 thousand in the nine months ended September 30, 1995 and 1996, respectively.

  At September 30, 1996, TRG's debt (excluding TRG's capital lease obligation) and its beneficial interest in the debt of its Joint Ventures totaled $1,430.1 million. As shown in the following table there was no unhedged floating rate debt at September 30, 1996. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs accounted for 0.31% of the effective rate of interest on TRG's beneficial interest in debt at September 30, 1996. Included in TRG's beneficial interest in debt at September 30, 1996 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $126.8 million as of September 30, 1996. TRG's beneficial interest in capitalized interest was $2.3 million and $6.1 million for the three and nine months ended September 30, 1996, respectively.

                                      Beneficial Interest in Debt
                              ------------------------------------------------
                                 Amount     Interest  LIBOR Frequency  LIBOR
                              (In millions   Rate at   Cap   of Rate     at
                               of dollars)   9/30/96   Rate   Resets   9/30/96
                              ------------------------------------------------

Total beneficial interest in
 fixed rate debt                1,113.7(1)   7.55%(2)
Floating rate debt hedged
 via interest rate caps:
   Through December 1996           25.0(3)   5.95      7.50%  Monthly      5.44%
   Through January 1997           175.0(4)   6.06 (2)  6.00   Monthly      5.44
   Through January 1997            12.1      6.65 (2)  9.60   Monthly      5.44
   Through January 1998            65.0(5)   6.17      6.50   Monthly      5.44
   Through October 1998            39.3      6.19      6.00   Three Months 5.66
                                -------
Total beneficial interest
  in debt                       1,430.1
                                =======

(1)Includes TRG's $100 million floating rate notes due in 1997, which were swapped to a fixed rate of 6.15% until maturity. The interest rate on the refinancing of this debt is hedged via an interest rate cap for the period November 1997 to December 1998 at a three month LIBOR cap rate of 6.5%.
(2)Denotes weighted average interest rate.
(3)This debt is additionally hedged via an interest rate cap for the period December 1996 to October 2001 at a one month LIBOR cap rate of 8.55%.
(4)$100 million of this debt is additionally hedged via an interest rate cap for the period January 1997 to January 1998 at a one month LIBOR cap rate of 6.5%.
(5)This debt is additionally hedged via an interest rate cap for the period February 1998 through July 1998 at a one month LIBOR rate cap of 8.35%.

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

  The following table summarizes TRG's Distributable Cash Flow for the three months ended September 30, 1995 and 1996:

                                         Three months ended                  Three months ended
                                         September 30, 1995                  September 30, 1996
                                 ----------------------------------  ----------------------------------
                                     TRG                                 TRG
                                 Consolidated     Joint              Consolidated     Joint
                                  Businesses   Ventures(1)   Total    Businesses   Ventures(1)   Total
                                 ----------------------------------  ----------------------------------
                                                        (in millions of dollars)

TRG's Net Income(2)                                           17.8                                 19.6
Extraordinary Items                                                                                 1.3
Depreciation and Amortization(3)                              11.4                                 12.7
TRG's Beneficial Interest Expense(4)                          25.2                                 25.0
                                                             -----                                -----
EBITDA                                  31.0       23.4       54.4          35.3       23.3        58.6
TRG's Beneficial Interest Expense(4)   (17.0)      (8.2)     (25.2)        (18.5)      (6.5)      (25.0)
Non-real estate depreciation            (0.5)                 (0.5)         (0.5)                  (0.5)
                                       -----      -----      -----         -----      -----       -----
Distributable Cash Flow                 13.5       15.2       28.7          16.3       16.8        33.1
                                       =====      =====      =====         =====      =====       =====

(1) Amounts represent TRG's beneficial interest in the operations of its Joint Ventures.
(2) Net income for the third quarter of 1995 includes TRG's share of a gain on a peripheral land sale of $0.3 million. There were no land sales in the third quarter of 1996.
(3) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' depreciation and amortization. Includes $0.8 million of amortization of mall tenant allowances in both of the third quarters of 1995 and 1996, respectively.
(4) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' interest expense.
(5) Amounts may not add due to rounding.

   The following table summarizes TRG's Distributable Cash Flow for the nine months ended September 30, 1995 and 1996:

                                          Nine months ended                   Nine months ended
                                         September 30, 1995                  September 30, 1996
                                 ----------------------------------  ----------------------------------
                                     TRG                                 TRG
                                 Consolidated     Joint              Consolidated     Joint
                                  Businesses   Ventures(1)   Total    Businesses   Ventures(1)   Total
                                 ----------------------------------  ----------------------------------
                                                        (in millions of dollars)

TRG's Net Income(2)                                           52.3                                 59.0
Extraordinary Items                                            2.2                                  1.3
Depreciation and Amortization(3)                              33.7                                 35.0
TRG's Beneficial Interest Expense(4)                          70.8                                 73.3
                                                             -----                                -----
EBITDA                                  87.8       71.2      159.0          99.6       69.0       168.6
TRG's Beneficial Interest Expense(4)   (48.0)     (22.8)     (70.8)        (52.9)     (20.5)      (73.3)
Non-real estate depreciation            (1.6)                 (1.6)         (1.4)                  (1.4)
                                       -----      -----      -----         -----      -----       -----
Distributable Cash Flow                 38.2       48.4       86.7          45.3       48.6        93.9
                                       =====      =====      =====         =====      =====       =====

(1) Amounts represent TRG's beneficial interest in the operations of its Joint Ventures.
(2) Net income includes TRG's share of gains on peripheral land sales of $1.1 million and $0.3 million for the nine months ended September 30, 1995 and 1996, respectively.
(3) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' depreciation and amortization. Includes $2.3 million and $2.4 million of amortization of mall tenant allowances for the nine months ended September 30, 1995 and 1996, respectively.
(4) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' interest expense.
(5) Amounts may not add due to rounding.

  In March 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued a clarification of the definition of Funds from Operations. Because Distributable Cash Flow is intended to be equivalent to Funds from Operations, beginning in 1996, TRG modified its calculation of Distributable Cash Flow to be consistent with NAREIT's clarified definition. As a result, TRG adjusted the depreciation and amortization amount added back to net income to include only depreciation and amortization of assets uniquely significant to the real estate industry. Distributable Cash Flow for the first three quarters of 1995 has been restated in the tables above to reflect the clarified definition. The following table presents a restatement of Distributable Cash Flow for the year and each quarter of 1995.

                                                       Three Months Ended                      Year Ended
                                      ------------------------------------------------------  ------------
                                        3/31/95       6/30/95       9/30/95       12/31/95      12/31/95
                                      -----------   -----------   -----------   ------------  ------------
                                                            (in millions of dollars)
Distributable Cash Flow as reported        30.8          28.2          29.2           31.6          119.9
Non-real estate depreciation               (0.6)         (0.5)         (0.5)          (0.5)          (2.0)
                                           ----          ----          ----           ----          -----
Distributable Cash Flow as restated        30.2          27.7          28.7           31.2          117.8
                                           ====          ====          ====           ====          =====

(1) Amounts may not add due to rounding.

  During the third quarter of 1996, EBITDA and Distributable Cash Flow were $58.6 million and $33.1 million, compared to $54.4 million and $28.7 million, as restated, for the same period in 1995. TRG distributed $30.0 million and $29.1 million to its partners in the three months ended September 30, 1996 and 1995, respectively.

  During the first nine months of 1996, EBITDA and Distributable Cash Flow were $168.6 million and $93.9 million, compared to $159.0 million and $86.7 million, as restated, for the same period in 1995. TRG distributed $88.1 million and $87.2 million to its partners in the nine months ended September 30, 1996 and 1995, respectively.

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

  Except under unusual circumstances, TRG's practice is to distribute equal monthly installments of the determined amount of distributions throughout the year. Due to seasonality and the fact that cash available to TRG for distributions may be more or less than net cash provided from operating activities plus distributions from Joint Ventures during the year, TRG may borrow from unused credit facilities (described above) to enable it to distribute the amount decided upon by the Partnership Committee.

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

                                              1996
                          ---------------------------------------------
                                                         TRG's Share
                          Consolidated    Joint               of
                           Businesses   Ventures(1)   Joint Ventures(1)
                          ---------------------------------------------
                                     (in millions of dollars)

Development and expansion        14.1(2)   105.9(3)          58.4
Mall tenant allowances            2.5        3.6              1.8
Pre-construction development
  and other                       9.0(4)     2.3              1.2
                                 ----      -----             ----
Total                            25.6      111.8             61.4
                                 ====      =====             ====

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

  New Lord & Taylor stores, formerly Woodward & Lothrop stores, opened in August 1996 at Fair Oaks and Lakeforest. In addition, new Sears stores are scheduled to open in November 1996 at Marley Station and Stoneridge. An expansion at Westfarms, which is expected to open in the fall of 1997, will add approximately 135,000 square feet of mall GLA and Nordstrom as an anchor. An expansion at Cherry Creek will include a newly constructed Lord & Taylor store, which is expected to open in the fall of 1997, and the addition of 120,000 square feet of mall GLA, which is expected to open in the fall of 1998.

  Additionally, a project is now under construction to utilize for new mall tenants 30,000 square feet of the space vacated when Saks Fifth Avenue moved to the I. Magnin site at Biltmore. The new stores are presently expected to open beginning in the spring of 1997.

  In 1995, construction began on The Mall at Tuttle Crossing, a 980,000 square foot Center in northwest Columbus, Ohio, which will be anchored by Marshall Field's, Lazarus, JCPenney and Sears. TRG has entered into an agreement to lease the land and mall buildings from Tuttle Holding Co., which owns the land on which the Center is being built. TRG will make ninety annual minimum lease payments of $4.4 million beginning when the Center opens in July 1997. Substantially all of each payment in the first ten years of operation will be recognized as interest expense. TRG will also pay additional rent based on achieved levels of net operating income, a measure of operating performance before rent payments, as specified in the agreement (NOI); 100% of the portion of NOI which is over $11.6 million but less than or equal to $14.4 million, 30% of the portion of NOI between $14.4 million and $18.3 million, and 50% of the portion of NOI over $18.3 million. TRG estimates this additional rent, which will be recognized as other operating expense, will approximate $2 million to $3 million annually in the three years subsequent to the opening of the Center.

  MacArthur Center, a new Center being developed by TRG in Norfolk, Virginia, is expected to open in the spring of 1999. The Center is expected to total 1.1 million square feet and will initially be anchored by Nordstrom and Dillard's. This Center will be owned by a joint venture in which TRG has a 70% interest.

  TRG has entered into agreements with The Mills Corporation, Simon Property Group and Grossman Company Properties to develop, own and operate Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona, which broke ground in August 1996. TRG has a 35% ownership interest in the venture. The 1.2 million square foot value-oriented mall is expected to open in the fall of 1997.

  TRG's share of costs for development and expansion projects scheduled to be completed in 1997 through 1999 is anticipated to be as much as $139 million in 1997 and $51 million in 1998.

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

Cash Tender Agreement

  A. Alfred Taubman and the GM Trusts each have the annual right to tender to Taubman Centers, Inc. (TRG's "Managing General Partner") Units of Partnership Interest in TRG (provided that the aggregate value is at least $50 million) and cause the Managing General Partner to purchase the tendered interests at a purchase price based on a market valuation of the Managing General Partner on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman's election, his family, and Robert C. Larson and his family may participate in tenders. The GM Trusts will be entitled to receive from TRG an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that the Managing General Partner pays to the GM Trusts under the Cash Tender Agreement.

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

      b)   Current Reports on Form 8-K.

            TRG filed a current report on Form 8-K dated July 19, 1996, (the "8-K"), to report the acquisition of interests in Fairlane Town Center ("Fairlane"), a regional shopping center located in Dearborn, Michigan. The 8-K included the following financial statements and pro forma information regarding the acquisition of Fairlane:

            Independent Auditors' Report.

            Fairlane Town Center, Historical Summaries of Revenues and Direct Operating Expenses for each of the Three Years in the Period Ended December 31, 1995.

            The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Balance Sheet, March 31, 1996 (unaudited).

            The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Statement of Operations, Year Ended December 31, 1995 (unaudited).

            The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Statement of Operations, Three Months Ended March 31, 1996 (unaudited).

            The Taubman Realty Group Limited Partnership, Statement of Estimated Taxable Operating Results of Fairlane Town Center and Estimated Cash to be Made Available by Operations of Fairlane Town Center for a Twelve-Month Period Ended March 31, 1996 (unaudited).

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP


Date:   November 14, 1996                 By:   /s/ Bernard Winograd
                                                --------------------
                                                Bernard Winograd
                                                Executive Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number



12    --  Statement Re:  Computation of Ratio of Earnings to Fixed Charges.

27    --  Financial Data Schedule.