Form 10-K
period 1996-12-31
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1997-03-27
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.
                                    OR

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________
     Commission File Number  33-73988


                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                38-3097317
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         200 East Long Lake Road
         Suite 300, P.O. Box 200
       Bloomfield Hills, Michigan                       48303-0200
 (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code: (810) 258-6800 Securities registered pursuant to Section 12(b) of the Act: None

                                                   Name of each exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

 |X|         Indicate  by a  check  mark  if  disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement of Taubman Centers, Inc. for the annual meeting of shareholders to be held in 1997 (the "TCO Proxy Statement") are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS

The Taubman Realty Group Limited Partnership

  The Taubman Realty Group Limited Partnership ("TRG"), which was organized in 1985, is an operating partnership that engages in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, financing, and refinancing of regional shopping centers. TRG owns as its primary assets interests in regional retail shopping centers (the "Taubman Shopping Centers" or the "Centers"). TRG also owns development projects for future regional shopping centers (the "Development Projects") and approximately 99% of The Taubman Company Limited Partnership (the "Manager"), which manages the Taubman Shopping Centers and provides services to TRG and its managing general partner, Taubman Centers, Inc. ("TCO"). Certain Taubman Shopping Centers are partially owned through joint ventures (the "Joint Ventures"). See the table on pages 12 and 13 of this report for information regarding the Taubman Shopping Centers and TRG's interests in them.

  TCO is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). In order to satisfy the provisions of the Code applicable to REITs, TCO must distribute to its shareholders at least 95% of its REIT taxable income and meet certain other requirements. TRG's partnership agreement provides that TRG will distribute, at a minimum, sufficient amounts to its partners such that TCO's pro rata share will enable TCO to pay shareholder dividends (including capital gains dividends that may be required upon TRG's sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

  For a discussion of business developments that occurred in 1996, see the response to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Shopping Center Business

  There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of GLA to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. In this annual report on Form 10-K, the term "regional shopping centers" refers to both regional and super-regional shopping centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.

  Most regional shopping centers compete for consumer retail dollars by offering fashion merchandise, hard goods, and services, generally in an enclosed, climate controlled environment with convenient parking. Regional shopping centers have differing strategies with regard to price levels of the merchants and merchandise offered, from very high-end presentations, on the one extreme, to a strategy of leasing exclusively to outlet stores, at the other.

  Regional shopping centers usually have two or more anchors. Anchors either own their stores, the land under them, and adjacent parking areas, or they lease the ground or buildings from shopping center owners for long periods at rates that are substantially lower than the rents charged to mall tenants. In enclosed regional shopping centers, anchors are usually located at the ends of enclosed common area corridors. This layout is intended to maximize pedestrian traffic for the mall tenant stores. Mall GLA is leased to a wide variety of smaller stores. In a regional shopping center, substantially all revenues are derived from Mall GLA.

  The anchors and the owner of the shopping center typically enter into an agreement among themselves, generally referred to as a reciprocal easement agreement, covering, among other things, operational matters, initial construction, and future expansions.

  Mall tenants usually pay rent comprised of several elements. The first element is a fixed base, or "minimum", rent, often subject to increases according to a schedule agreed upon at the time of lease inception. In addition, this base rent is often supplemented by increases based upon inflation, often tied to changes in the Consumer Price Index. Finally, tenants generally are required to pay a percentage of their sales in addition to these other elements of rent, to the extent sales of the tenant exceed certain negotiated levels.

  Both anchors and mall tenants generally contribute funds to pay for upkeep of common areas, property taxes, advertising, and other expenditures (such as security, utilities, and cleaning) that are related to the day-to-day operations of the shopping center.

  As lease terms expire, shopping center owners may have the opportunity to change base rents, to revise lease terms and conditions, to relocate existing tenants, to reconfigure or expand tenant spaces, and to introduce new retailers and retail concepts to the shopping center.

  The regional shopping center industry in the United States has significant barriers to entry. In addition, new regional shopping center developments are inhibited by several factors. Such barriers and inhibiting factors include the following:

  o most major markets are already served by regional retail centers;

  o land for suitable sites has become more difficult and more expensive to assemble;

  o due to growing environmental concerns and demands from local governments and citizen groups, zoning and environmental approvals have become increasingly time consuming, expensive, and difficult to obtain;

  o many of the strong national specialty retailers needed to occupy Mall GLA are already well represented in existing regional shopping centers; and

  o department stores are generally not willing to deal with non-established developers.

    While consumers make purchases through a variety of retail formats, TRG believes that the Taubman Shopping Centers, and other dominant regional and super-regional shopping centers, will continue in the future to be an attractive shopping destination for significant numbers of consumers. By providing a convenient shopping environment offering access to a broad selection of retailers, services, and food establishments, these centers have generated high levels of customer traffic and, as a consequence, high tenant sales. The ability of tenants to achieve higher sales levels than are generally achieved at smaller centers or stand-alone locations in turn supports higher levels of rent than at less productive locations.

Business of TRG

  TRG is engaged in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, financing, and refinancing of regional shopping centers and interests therein.

  The Taubman Shopping Centers:

  o are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including New York City, Chicago, Los Angeles, San Francisco, Detroit, Phoenix, and Washington, D.C.;

  o range in size between 438,000 and 2.3 million square feet of GLA and between 133,000 and 971,000 square feet of Mall GLA. The smallest Center has approximately 50 stores, and the largest has approximately 250 stores. Of the 21 Centers, 18 are super-regional shopping centers;

  o have approximately 2,900 stores operated by its mall tenants under approximately 1,000 trade names;

  o have 77 anchors, operating under 18 trade names;

  o lease approximately 79% of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Limited Express, Victoria's Secret, and others), The Gap (The Gap, Banana Republic, and others), and Woolworth Corporation (Footlocker, Kinney Shoes, and others); and

  o are among the most productive (measured by mall tenants' average per square foot sales) in the United States. In 1996, mall tenants in the Taubman Shopping Centers portfolio as of December 31, 1996 had average per square foot sales of $365, which is substantially greater than the average for all regional shopping centers.

  The most important factor affecting the revenues generated by the Taubman Shopping Centers is leasing to mall tenants (primarily specialty retailers), which represents over 90% of revenues. Anchors account for approximately 5% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

  TRG's ownership is concentrated in large and highly productive regional shopping centers. Of its 21 Centers, 15 had annual rent rolls in 1996 of over $10 million and 17 had sales-per-square-foot in excess of $300. TRG believes that this level of productivity in the Taubman Shopping Centers is indicative of their strong competitive position and is, in significant part, attributable to TRG's business strategy and philosophy. TRG believes that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, TRG believes that the Centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

  TRG believes that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the Taubman Shopping Centers is essential. Thus TRG:

  o offers a large, diverse selection of retail stores in each Center to give customers a broad selection of consumer goods and variety of price ranges;

  o endeavors to increase overall mall tenants' sales, and thereby increase achievable rents, by leasing space to a constantly changing mix of tenants; and

  o seeks to anticipate trends in the retailing industry and emphasizes ongoing introductions of new retail concepts into the Centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the Taubman Shopping Centers. TRG believes that its execution of this leasing strategy is unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity.


  The Taubman Shopping Centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. While some Taubman Shopping Centers include stores that target high-end, upscale customers, each Center is individually merchandised in light of the demographics of its potential customers within convenient driving distance.

  TRG's leasing strategy involves assembling a diverse mix of mall tenants in each of the Taubman Shopping Centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the Taubman Shopping Centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. TRG implements an active leasing strategy to increase the Taubman Shopping Centers' productivity and to set minimum rents at higher levels. Elements of this strategy include terminating leases of under-performing tenants, renegotiating existing leases, and not leasing space to prospective tenants that (though viable or attractive in certain ways) would not enhance a Taubman Shopping Center's retail mix.

  TRG's strategy is carried out by the Manager, which is more than 99% beneficially owned by TRG and which has been engaged to provide property management and leasing services for each Taubman Shopping Center (including wholly and partially owned Centers) and to provide corporate, development, administrative, and acquisition services for TRG and TCO. The Manager's predecessor was a leading developer and manager in the regional shopping center business for more than 25 years.

Potential For Growth

  TRG's strategy is to increase the amount of cash flow. In addition to increased cash flow through the growth in mall tenant sales and market rental rates, TRG believes that its cash flow will increase over time due to expansions of the Centers, acquisitions, and development of new centers.

Expansions of the Taubman Shopping Centers
------------------------------------------

  Most of the Taubman Shopping Centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers). In 1996, for example, Sears became the fourth anchor at Marley Station and the fifth anchor at Stoneridge. Additionally, construction is in process on expansions of three of the Taubman Shopping Centers:

  o Westfarms -- the addition of approximately 135,000 square feet of Mall GLA and Nordstrom as an anchor will open in the summer of 1997;

  o Biltmore Fashion Park -- over 30,000 square feet of new Mall GLA is scheduled to open beginning in the spring of 1997; and

  o Cherry Creek -- a newly constructed Lord & Taylor will open in the fall of 1997. Additionally, a 132,000 square foot expansion of the Mall GLA will open in the fall of 1998.

  Consolidation of department stores has also strengthened TRG's portfolio, as retailers continue to be attracted to TRG's dominant and highly productive locations. Recent department store conversions include Macy's at both Biltmore Fashion Park and Paseo Nuevo, and Lord & Taylor at both Lakeforest and Fair Oaks. Also, Bloomingdale's at Beverly Center opened in March of 1997. When these projects are completed, 13 of TRG's 21 properties will have benefited from expansions or anchor conversions since 1995.

Acquisitions
------------

  In 1996, TRG completed three acquisitions totaling over $150 million. TRG has completed approximately $400 million of acquisitions in the four years since TCO has been public.

  In December 1996, TRG acquired La Cumbre Plaza (La Cumbre), a regional shopping center located 3.5 miles north of downtown Santa Barbara, California. The 478,000 square foot open-air Center is anchored by Robinsons-May and Sears. In June 1996, TRG acquired Paseo Nuevo, a regional shopping center located in downtown Santa Barbara. The 438,000 square foot open-air Center is anchored by Macy's and Nordstrom. Together, La Cumbre and Paseo Nuevo dominate an affluent market that stretches 60 miles along the California coastline.

  Additionally, in July 1996, TRG completed transactions that resulted in the acquisition of the 75% interest in Fairlane Town Center previously held by a Joint Venture Partner. In connection with the transaction, TRG issued units of partnership interest to the former Joint Venture Partner.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Acquisitions and Disposition" and Note 3 to the Consolidated Financial Statements of TRG for further discussion of these acquisitions.

  TRG believes it will have additional opportunities to acquire regional shopping centers, or interests therein, and will have certain advantages in doing so.

  o First, the management expertise of the Manager will enhance the leasing and operation of newly acquired regional shopping centers. If opportunities exist to expand, remodel, or re-merchandise the center through new leasing, the Manager's expertise will assist TRG in making an informed and timely evaluation of the economic consequences of such activities prior to acquisition, as well as facilitate implementation of such activities.

  o Second, a center can be acquired for any combination of cash or equity interests in TRG or (subject to certain limitations) TCO, possibly creating the opportunity for tax-advantaged transactions for the seller, thereby reducing the price that might otherwise have to be paid in an all cash transaction or making an opportunity available that would not otherwise exist. TRG is able to offer partnership interests in itself in exchange for shopping center interests, allowing sellers to diversify their interests, attain liquidity not otherwise available, possibly defer taxes that might otherwise be due if the interests were instead sold for cash, maintain an investment in the regional shopping center business, and resolve concerns sellers otherwise may have regarding future management of their properties. For instance, Biltmore Fashion Park's selling group included private investors who found it tax efficient to accept TRG partnership units as part of the consideration when TRG acquired the Center in 1994.

Development of New Centers
--------------------------

  TRG believes that it has attractive development opportunities and intends to continue to pursue an active program of regional shopping center development. TRG believes that it has the expertise, through the Manager, to develop economically attractive regional shopping centers through intensive analysis of local retail opportunities, and that its expertise in this regard is more important than macroeconomic conditions in determining the scope and number of opportunities available to it.

  Development of new Taubman Shopping Centers is expected to be an important source of growth in revenues and operating income before interest, depreciation and amortization. In 1996, two projects moved forward from the pre-development phase. Construction began on Arizona Mills in Tempe, Arizona (20 miles southwest of downtown Phoenix) with the August 1996 groundbreaking. Arizona Mills, a 1.2 million square foot value-oriented mall, will open in November 1997. The project is a joint venture in which TRG has a 37% interest. In January 1996, groundbreaking ceremonies were held for MacArthur Center, a new center being developed by TRG in Norfolk, Virginia, which is expected to total 1.1 million square feet. The three-level center, scheduled to open in the spring of 1999, will initially be anchored by Nordstrom and Virginia's first Dillard's Department Store. The project is a joint venture in which TRG has a 70% interest. Construction also continued on The Mall at Tuttle Crossing (northwest Columbus, Ohio), which will open in July 1997. Sears, JCPenney, Lazarus and Marshall Field's will anchor this new 980,000 square foot center.

  TRG's policies with respect to development activities are designed to limit the risks otherwise associated with development. For instance, TRG entered into an agreement to lease Memorial City Mall, a center adjacent to one of the most affluent residential areas in Houston, Texas, while TRG investigates the redevelopment opportunities of the center (see "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Spending" for further discussion of the transaction). Also, TRG generally does not intend to acquire land early in the development process, but will instead generally acquire options on land or form partnerships with landholders holding potentially attractive development sites, typically exercising options only once it is prepared to begin construction. In addition, TRG does not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that TRG is confident that the projected sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of TRG's cost of capital. Having historically followed these two principles, TRG's experience indicates that less than 20% of the costs of the development of a regional shopping center will be incurred prior to the construction period; however, no assurance can be given that TRG will continue to be able to so minimize pre-construction costs.

  While TRG anticipates that it will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects.

Major Tenants

  The combined operations of The Limited, Inc. accounted for approximately 11% of leased Mall GLA as of December 31, 1996 and for approximately 10% of the 1996 base rent. The largest of these, in terms of square footage and rent, is The Limited, which accounted for approximately 2.5% of leased Mall GLA and 1996 base rent. No other single retail company accounted for more than 4% of leased Mall GLA or more than 5% of the 1996 base rent.

Lease Expirations

  The following table shows lease expirations (based on information available as of December 31, 1996) for the next ten years for the Taubman Shopping Centers in operation at that date:

                                                                                          Percent of
                                                     Annualized Base  Annualized Base    Total Leased
                                      Approximate        Rent Under      Rent Under      Square Footage
Lease Expiration  Number of Leases    Leased Area     Expiring Leases  Expiring Leases   Represented by
      Year            Expiring     in Square Footage   (in thousands)  Per Square Foot  Expiring Leases
      ----            --------     -----------------   --------------  ---------------  ---------------
      1997 (1)           136            320,218           $ 10,452         $ 32.64            3.9%
      1998               288            608,078             26,263           43.19            7.4%
      1999               288            704,553             28,630           40.64            8.6%
      2000               370            894,452             34,526           38.60           11.0%
      2001               335            851,364             33,472           39.32           10.4%
      2002               314            869,814             34,030           39.12           10.7%
      2003               306            988,516             37,261           37.69           12.1%
      2004               258            899,900             36,476           40.53           11.0%
      2005               234            897,336             33,698           37.55           11.0%
      2006               117            454,290             17,989           39.60            5.6%

(1) Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of December 31, 1996.

  TRG believes that the information in the table is not indicative of what will occur in the future because of several factors, but principally because TRG's leasing policies and practices create a significant level of early lease terminations at the Taubman Shopping Centers. For example, the average remaining term of the leases that were terminated during the period 1991 to 1996 was approximately 1.9 years. The average term of leases signed during 1995 and 1996 was approximately 7.4 years.

  In addition, mall tenants at Taubman Shopping Centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Taubman Shopping Centers. Prior to 1992, such bankruptcies had not affected more than 3% of leases in the Taubman Shopping Centers in any one calendar year. In 1996, approximately 2.8% of leases were so affected compared to 3.2% in 1995, 3.1% in 1994, 4.0% in 1993 and 4.5% in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of TRG's annual revenues.

Occupancy

  Average Mall GLA occupancy rates of the Taubman Shopping Centers for the last five years are as follows:

                 Year                  Average Mall GLA Occupancy
                 ----                  --------------------------
                 1992                             88.1%
                 1993                             86.5%
                 1994                             86.6%
                 1995                             88.0%
                 1996                             87.4%

  Historically, average annual occupancy for TRG as a whole has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 88.8%.

Rental Rates

  As leases have expired in the Taubman Shopping Centers, TRG has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent, excluding renewals, at Taubman Shopping Centers that have been owned and open for five years.

                                          Store         Store      Difference
                              All       Closings      Openings       Between
                              Mall       During        During      Opening and
                             Tenants      Year          Year      Closing Rents
                            --------   -----------   -----------   ------------
                             Average     Average       Average       Average
                              Base     Annualized    Annualized    Annualized
                              Rent      Base Rent     Base Rent     Base Rent
                            --------   -----------   -----------   ------------
1992 (1)...................  $30.61       $27.91        $38.16       $10.25
1993 (1)...................  $32.64       $29.56        $35.86       $ 6.30
1994 (2)...................  $34.72       $30.46        $41.02       $10.56
1995 (3)...................  $36.33       $32.96        $41.27       $ 8.31
1996 (3)...................  $37.90       $33.39        $42.39       $ 9.00

(1)  Includes 16 centers owned and open prior to January 1, 1989.
(2)  Includes 17 centers owned and open prior to January 1, 1990.
(3)  Includes 18 centers owned and open prior to January 1, 1991.

  TRG anticipates that the spread between opening and closing rents will narrow in 1997. This statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly change the spread in a given year. The spread between opening and closing store rents narrowed in 1993, principally due to the timing of openings and closings of certain large tenants.

Anchors

  The following table summarizes certain information regarding the anchors at the Taubman Shopping Centers.

                          Number of         1996 GLA
  Name                  Anchor Stores      (Thousands)      % of GLA
  ----                  -------------      -----------      --------
Sears                        13(1)            2,788           12.0%

Federated
    Macy's                   11               1,926
    Lazarus                   1(1)              480
    Bloomingdale's            2                 379
                            ---               -----
      Total                  14               2,785           12.0%

JCPenney                     13(1)            2,423           10.5%

May Company
    Lord & Taylor             8               1,016
    Hecht's                   3                 525
    Filene's                  2                 379
    Filene's Men's Store/
       Furniture Gallery      1                  80
    Foley's                   1                 178
    Robinsons-May             1                 150
                            ---               -----
      Total                  16               2,328           10.0%

Dayton Hudson
    Hudson's                  5               1,040
    Marshall Field's          2(1)              508
                            ---               -----
      Total                   7               1,548            6.7%

Nordstrom                     4(1)              702            3.0%

Saks                          5                 450            1.9%

Jacobson's                    2                 221            1.0%

Neiman Marcus                 2                 216            0.9%

Crowley's                     1                 115            0.5%
                            ---              ------           ----

    Total                    77              13,576           58.6%
                            ===              ======           ====

------------------------


(1) One or more additional stores will be added in connection with an expansion or development of a new Center. See "Business -- Business of TRG -- Potential for Growth -- Expansions of the Taubman Shopping Centers" and " -- Development of New Centers."

  Although during the past eight years department store companies owning 18 anchors at 11 Centers have filed for bankruptcy, none of the anchors at Taubman Shopping Centers are now owned by companies in bankruptcy. Of those 18 anchors, 12 are now owned and operated by Federated Department Stores, Inc. ("Federated"). Federated closed the Emporium at Hilltop in 1996. TRG is considering alternate uses of the anchor space. Two other anchor stores formerly owned by Woodward & Lothrop Incorporated were acquired by the May Department Stores Company ("May Company"). After remodeling, these stores, which closed in November 1995, reopened in 1996 as Lord & Taylor stores (an existing Lord & Taylor store at one of these Centers has closed, and May Company and TRG are considering various options for the store). The former sites of two other anchors, B. Altman and Bonwit Teller, are part of the completed expansion of The Mall at Short Hills, which added approximately 100,000 square feet of Mall GLA and three anchors: Nordstrom; Neiman Marcus; and Saks Fifth Avenue. The former site of another anchor (Sage-Allen at Westfarms) opened as a Filene's Men's Store/Furniture Gallery in 1995.

Environmental Matters

  All of the Taubman Shopping Centers presently owned by TRG (not including option interests in the Development Projects or any of the real estate managed by the Manager but not included in TRG's portfolio) have been subject to environmental assessments. TRG and the Manager are not aware of any environmental liability relating to the Taubman Shopping Centers or any other property in which they have or had an interest (whether as an owner or operator) that TRG believes would have a material adverse effect on TRG's business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to TRG or the Manager. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability or that (ii) the current environmental condition of the Taubman Shopping Centers will not be affected by tenants and occupants of the Taubman Shopping Centers, by the condition of properties in the vicinity of the Taubman Shopping Centers (such as the presence of underground storage tanks), or by third parties unrelated to TRG or the Manager.

  With respect to the matters described below, while there can be no assurances, TRG believes that such matters will not have a material adverse effect on TRG's business, assets, or results of operations.

  Hilltop is located in a region in Richmond, California that has been used extensively to store various petroleum products. Three petroleum storage tanks were previously located on Hilltop's site. In connection with the construction of Hilltop, numerous borings and drillings were conducted, and no evidence of petroleum discharges was identified. In addition, extensive grading and excavation were performed during such construction, and no material residual contamination from the storage tanks was noted. TRG is not aware of any environmental liability associated with the storage tanks that were formerly located on the Hilltop site.

  Beverly Center is located over an oil field and several abandoned oil wells, and is adjacent to an active oil production facility that operates numerous oil and gas wells. In the Los Angeles basin, where Beverly Center is located, pockets of methane gas may be found in oil fields; however, elevated levels of methane have not been detected at Beverly Center.

  Cherry Creek is situated on land that was used as a landfill prior to 1950. Because of the past use of the site as a landfill, the site is listed on the United States Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System list. Various soil and groundwater samples have been taken on and near the Cherry Creek site since 1979. In addition, in 1991 and 1992, as part of a review of all former landfill sites in the Denver area, including the Cherry Creek site, the EPA and the Colorado Department of Health completed a series of groundwater, soil, and surface water tests around the border of the Cherry Creek property. Although a single sample taken in 1988 found elevated levels of cadmium in the groundwater at Cherry Creek, and groundwater samples taken in connection with a former gasoline station on the property indicate elevated levels of benzene, no other samples taken have indicated any levels of contamination that exceeded applicable environmental standards. In addition, the results of the samples taken by the EPA and the Colorado Department of Health indicate no evidence of contamination.

  Paseo Nuevo is located in an area of known groundwater contamination by tetrachloroethylene ("PCE"). The groundwater under and around the site has been monitored for six years before, during, and after construction of the center. No on-site sources of PCE were identified during construction. The Regional Water Quality Control Board has given approval to discontinue the monitoring program, because the PCE levels remained relatively constant over the six-year period and do not exceed the state standard for PCE in drinking water.

  There are asbestos containing materials ("ACMs") at most of the Taubman Shopping Centers, primarily in the form of floor tiles, roof coatings and mastics. The floor tiles, roof coatings and mastics are generally in good condition. Fire-proofing material containing asbestos is present at some of the Taubman Shopping Centers in limited concentrations or in limited areas. The Manager has developed and is implementing an operations and maintenance program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection for any change in condition of existing ACMs.

Personnel

  TRG  has  engaged   the  Manager  to  provide  all  real  estate   management,
acquisition, development, and administrative services required by (or of) TRG or any of its properties.

  As of December 31, 1996, the Manager had 410 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 1996:

                                                   Number Of Employees
                                                   -------------------

           Property Management...............             173
           Leasing...........................              63
           Development.......................              40
           Financial Services................              72
           Other ............................              62
                                                         ----
                 Total.......................             410
                                                         ====

The Manager considers its relations with its employees to be good.

Item 2.  PROPERTIES

Taubman Shopping Centers

Ownership

  The following table sets forth certain information about each of the Taubman Shopping Centers. The table is in alphabetical order. The Joint Venture partners have ongoing rights with regard to the disposition of TRG's interest in the Joint Ventures, as well as the approval of major matters.

                                               Sq. Ft of GLA/                                       Percent of Mall
                                                  Mall GLA        Year Opened/  TRG's % Ownership    GLA Occupied    1996 Rent (2)
     Center (1)               Anchors           as of 12/31/96      Expanded     as of 12/31/96     as of 12/31/96  (in Thousands)
     ----------               -------         ------------------  ------------   -----------------  ---------------  --------------
Beverly Center           Bloomingdale's,             903,000/          1982            70%(4)             91%           $24,510
Los Angeles, CA          Macy's (3)                  595,000

Biltmore Fashion Park    Macy's, Saks                518,000/       1963/1992(6)      100%                97%             9,505
Phoenix, AZ              Fifth Avenue                279,000 (5)

Briarwood                Hudson's, JCPenney,         990,000/       1973/1980         100%                94%            12,072
Ann Arbor, MI            Jacobson's, Sears           369,000

Cherry Creek             Foley's, Lord & Taylor,     884,000/          1990            50%                97%            18,224
Denver, CO               Neiman Marcus, Saks         430,000 (7)(8)
                         Fifth Avenue

Columbus City Center     Jacobson's, Lazarus,      1,210,000/          1989           100%                96%            16,264
Columbus, OH             Marshall Field's            416,000

Fair Oaks                Hecht's, JCPenney,        1,378,000/       1980/1987/         50%(9)             78%            18,572
Fairfax, VA              Lord & Taylor, Sears        562,000          1988
(Washington, D.C.
 Metropolitan Area)

Fairlane Town Center     Hudson's, JCPenney,       1,519,000/       1976/1978/        100%                80%            14,738
Dearborn, MI             Lord & Taylor, Saks         629,000          1980
(Detroit                 Fifth Avenue, Sears
 Metropolitan Area)

Hilltop                  JCPenney, Macy's, Sears   1,116,000/       1976/1991         100%                80%             6,836
Richmond, CA                                         387,000
(San Francisco
 Metropolitan Area)

La Cumbre Plaza          Robinsons-May, Sears        478,000/       1967/1989(6)      100%                98%                  (6)
Santa Barbara, CA                                    178,000

Lakeforest               Hecht's, JCPenney,        1,109,000/       1978/1992         100%                84%            13,244
Gaithersburg, MD         Lord & Taylor, Sears        439,000
(Washington, D.C.
 Metropolitan Area)

----------------------------

(1) The table includes only centers in operation at December 31, 1996. Excluded from this table are The Mall at Tuttle Crossing, which will open in July
     1997, and Arizona Mills, which will open in November 1997. Also excluded is Memorial City Mall, a development project. Centers are owned in fee other than: Beverly Center, Cherry Creek, Columbus City Center, La Cumbre Plaza and Paseo Nuevo, which are held under ground leases expiring between 2028 and 2083 (exclusive of three ten-year renewal options at Columbus City
     Center), and a portion of the parking area at Hilltop (the ground lease of which expires in 2073).
(2)  Includes  minimum and percentage rent for the year ended December 31, 1996.
     Excludes rent from certain peripheral properties.
(3)  Bloomingdale's,  formerly The  Broadway,  opened in March  1997.
(4)  TRG has an option to acquire the remaining 30%.  The results of Beverly
     Center are  consolidated  in TRG's  financial  statements.
(5) Construction is in process to utilize over 30,000 square feet of a former anchor space for new mall tenants. The stores are expected to open beginning in the spring of 1997.
(6) Biltmore Fashion Park was acquired in December 1994. La Cumbre Plaza was acquired in December 1996.
(7) GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
(8) A newly constructed Lord & Taylor store will open in the fall of 1997, and an expansion of the Center of approximately 132,000 square feet of Mall GLA will open in the fall of 1998.
(9) Includes a nominal interest of substantially less than 1% held by the Company.

                                                Sq. Ft of GLA/                                      Percent of Mall
                                                   Mall GLA       Year Opened/  TRG's % Ownership    GLA Occupied    1996 Rent (2)
     Center (1)              Anchors            as of 12/31/96      Expanded     as of 12/31/96     as of 12/31/96  (in Thousands)
     ----------              -------          ------------------  ------------   -----------------  ---------------  --------------
Lakeside                 Crowley's, Hudson's,      1,489,000/       1976/1980          50%                86%           $16,422
Sterling Heights, MI     JCPenney, Lord &            528,000
(Detroit                 Taylor, Sears
 Metropolitan Area)

Marley Station           Hecht's, JCPenney,        1,088,000/       1987/1994/        100%                79%             9,780
Anne Arundel County, MD  Macy's, Sears               375,000          1996
(Washington, D.C.
 Metropolitan Area)

Meadowood Mall           JCPenney, Macy's            898,000/       1979/1995         100%                90%             9,362
Reno, NV                 (two locations), Sears      321,000

Paseo Nuevo              Macy's, Nordstrom           438,000/         1990(11)        100%                83%             2,246(11)
Santa Barbara, CA                                    133,000(10)

Stamford Town Center     Filene's, Macy's,           875,000/         1982             50%(12)            90%            16,429
Stamford, CT             Saks Fifth Avenue           382,000

Stoneridge               JCPenney, Macy's          1,293,000/       1980/1990/        100%                90%            14,653
Pleasanton, CA           (two locations),            451,000          1996
(San Francisco           Nordstrom, Sears
 Metropolitan Area)

The Mall at Short Hills  Bloomingdale's, Macy's,   1,373,000/       1980/1994/        100%                94%            29,770
Short Hills, NJ          Neiman  Marcus,             551,000          1995
                         Nordstrom, Saks Fifth
                         Avenue

Twelve Oaks Mall         Hudson's, JCPenney,       1,224,000/       1977/1980          50%                95%            18,587
Novi, MI                 Lord & Taylor, Sears        486,000
(Detroit
 Metropolitan Area)

Westfarms                Filene's, Filene's          992,000/         1974             79%                86%            15,181
West Hartford, CT        Men's Store/Furniture       397,000(13)
                         Gallery, JCPenney,
                         Lord & Taylor(13)

Woodfield                JCPenney, Lord & Taylor,  2,296,000/       1971/1972/         50%                85%            34,274
Schaumburg, IL           Marshall Field's,           971,000          1995
(Chicago                 Nordstrom, Sears
 Metropolitan Area)

Woodland                 Hudson's, JCPenney,       1,096,000/      1968/1974/          50%                89%            12,877
Grand Rapids, MI         Sears                       371,000       1984/1989
                                                   ---------


                       Total GLA/Total Mall GLA:  23,167,000/
                                                   9,250,000
                   Average GLA/Average Mall GLA:   1,103,000/
                                                     440,000
----------------------------

(10) GLA excludes approximately 23,000 square feet of second level commercial office and performing arts area.
(11)  Paseo Nuevo was acquired in June 1996.
(12) Includes a nominal interest of substantially less than 1% held by the Company.
(13)  An expansion of the Center of approximately  135,000 square feet of Mall
      GLA and the addition of Nordstrom as an anchor will open in the summer of 1997.

Mortgage Debt

  The following table sets forth certain information regarding the mortgages encumbering the Taubman Shopping Centers as of December 31, 1996. All mortgage debt in the table below is nonrecourse to TRG. Biltmore, Hilltop and Stoneridge are also encumbered by assessment bonds totaling approximately $5.5 million, which are not included in the table.

                             Weighted     Principal
                              Average      Balance       Annual Debt                 Balance Due      Earliest
Centers Consolidated in      Interest   as of 12/31/96     Service       Maturity    on Maturity     Prepayment
TRG's Financial Statements     Rate        (000's)         (000's)         Date        (000's)          Date
--------------------------     ----        -------         -------         ----        -------          ----
Beverly Center                 8.36%      $146,000      Interest Only    07/15/04     $146,000   30 Days' Notice(1)
Columbus City Center           7.00%         8,175                725    08/01/19            0       At Any Time(2)
Stoneridge                   Floating(3)    44,897(3)   Interest Only           (3)     45,000                  (3)

Centers Owned by Joint
Ventures/TRG's % Ownership
--------------------------

Cherry Creek (50%)           Floating(4)   130,000      Interest Only    08/01/98      130,000    4 Days' Notice(2)
Fair Oaks (50%)                9.00%        39,865              4,304    12/01/16            0          12/01/97(5)
Lakeside (50%)                 6.47%        88,000      Interest Only    12/15/00       88,000   30 Days' Notice(1)
Stamford Town Center (50%)    11.69%(6)     56,291              7,207    12/01/17            0          01/01/00(7)
Twelve Oaks Mall (50%)       Floating(8)    49,924      Interest Only    10/15/01       50,000   30 Days' Notice(2)
Westfarms (79%)                7.85%       100,000      Interest Only    07/01/02      100,000          07/01/98(9)
                             Floating(10)   19,729(10)  Interest Only    07/01/02       19,729    4 Days' Notice(2)
Woodfield (50%)              Floating(11)  172,000      Interest Only    10/13/98      172,000   30 Days' Notice(2)
Woodland (50%)                 8.20%        66,000      Interest Only    05/15/04       66,000   30 Days' Notice(1)

------------------------

(1)   Debt may be prepaid with a yield maintenance prepayment penalty.
(2)   Prepayment can be made without penalty.
(3) Commercial paper facility. The maximum availability under the facility is $75 million. Commercial paper is generally sold with a 30 day maturity.
(4) The rate is capped at 7.25% through January 1998 and from February 1998 to maturity at 9.1% including credit spread, based on one month LIBOR.
(5) The mortgage will be prepayable on 12/01/97 (the earliest prepayment date) with a penalty of 5% of outstanding principal. This penalty declines by one-half of 1% each year after the earliest prepayment date, reducing to a minimum prepayment penalty of 1%.
(6) The lender is entitled to contingent interest equal to 20% of annual applicable receipts in excess of approximately $9.0 million.
(7) The mortgage has a prepayment penalty of 6%, declining by one-half of 1% for each year after the earliest prepayment date, reducing to a minimum penalty of 1%, plus an amount equal to ten times the greater of (i) contingent interest payable for the year immediately preceding prepayment or (ii) the average amount of contingent interest for the three years immediately prior to prepayment.
(8) The rate is capped at 9.0% until maturity, including credit spread, based on one month LIBOR.
(9) If the loan is prepaid between 7/1/98 and 1/3/02 there is a yield maintenance prepayment penalty.
(10) The loan is a construction facility with a maximum availability of $55 million. The rate on the construction facility is capped at 9.6% until July 1997, and thereafter until maturity at 9.95%, plus credit spread.
(11) The interest rate on $93.5 million was swapped to maturity at an effective annual rate of 5.4%. The rate on the balance of the financing, which has been capped at a maximum annual rate, including credit spread, of 6.5% to maturity by an interest rate agreement, floats at a rate of three month
      LIBOR plus 0.5%.

  For additional information regarding the Taubman Shopping Centers and their operation, see the responses to Item 1 of this report.

Item 3.  LEGAL PROCEEDINGS

  Neither TRG, the Consolidated Businesses, nor any of the Joint Ventures is presently involved in any material litigation nor, to TRG's knowledge, is any material litigation threatened against TRG or any of their properties. Except for routine litigation involving present or former tenants of Taubman Shopping Centers (generally eviction or collection proceedings), substantially all litigation is covered by TRG's and the Joint Ventures' liability insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  None

Item 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for TRG and should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                                Year Ended December 31
                                               ----------------------------------------------------------
                                                  1992        1993        1994        1995        1996
                                                  ----        ----        ----        ----        ----
                                                       (In thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
I.TRG
  Revenues:
    Minimum rents                               81,829      98,102     111,373     130,418     150,577
    Percentage rents                             4,712       4,323       3,788       5,617       6,073
    Expense recoveries                          48,881      60,497      68,075      75,293      85,502
    Other                                       19,458      14,185      13,898      17,590      20,577
                                               -------     -------     -------     -------     -------
    Total Revenues                             154,880     177,107     197,134     228,918     262,729
  Operating Costs:
    Recoverable and other operating             77,854      91,194     100,809     108,908     124,626
    Interest:
      GM Loan  (1)                              81,613
      Partner Loans interest income (1)        (73,233)
      Mortgage notes and other                  36,041      45,337      47,732      65,858      70,454
    Depreciation and amortization               21,317      25,403      27,653      32,393      35,770
                                               -------     -------     -------     -------     -------
    Total Operating Costs                      143,592     161,934     176,194     207,159     230,850
  Equity in income before extraordinary
    items of unconsolidated Joint Ventures      51,638      54,153      51,263      57,940      52,215
                                               -------     -------     -------     -------     -------
  Income before extraordinary items             62,926      69,326      72,203      79,699      84,094
  Extraordinary items (2)                                   (9,454)    (44,731)     16,627      (1,328)
                                               -------     -------     -------     -------     -------
  Net Income                                    62,926      59,872      27,472      96,326      82,766
                                               =======     =======     =======     =======     =======
  Income before extraordinary items per
    unit of partnership interest                             1,119       1,164       1,255       1,290
  Net income per unit of partnership interest                  966         443       1,516       1,270
  Weighted average number of units of
    partnership interest outstanding                        61,981      62,028      63,521      65,109
  Number of units of partnership interest
    outstanding at end of period                61,981      61,981      63,521      63,521      69,998
  Distributions paid to beneficiaries (3)      210,460     110,939     113,479     116,225     119,099

II. JOINT VENTURES
  Revenues:
    Minimum rents                              162,148     156,180     157,374     166,244     157,212
    Percentage rents                             6,806       5,980       4,808       3,629       3,951
    Expense recoveries                         103,742      99,006      96,711     101,455      95,244
    Other (4)                                    7,645       7,397       9,922      11,474       8,930
    Gain on disposition of Bellevue (2)(4)                                           8,342
                                               -------     -------     -------     -------     -------
    Total Revenues                             280,341     268,563     268,815     291,144     265,337
  Operating Costs: (4)
    Recoverable and other operating            108,245      99,767      99,161     100,560      94,571
    Interest                                    47,219      43,975      52,278      58,572      53,548
    Depreciation and amortization               28,799      24,104      23,511      24,682      22,949
                                               -------     -------     -------     -------     -------
    Total Operating Costs                      184,263     167,846     174,950     183,814     171,068
                                               -------     -------     -------     -------     -------
  Income before extraordinary items             96,078     100,717      93,865     107,330      94,269
                                               =======     =======     =======     =======     =======
  TRG share of income before
    extraordinary items                         51,638      54,153      51,263      57,940      52,215
                                               =======     =======     =======     =======     =======

                                                                  As of December 31
                                               ----------------------------------------------------------
                                                  1992        1993        1994        1995        1996
                                                  ----        ----        ----        ----        ----
                                                       (In thousands of dollars, except as noted)
BALANCE SHEET DATA (AT END OF PERIOD):
I.TRG
  Real estate before accumulated
     depreciation                              485,208     665,978     843,960     926,207   1,126,873
  Total assets                                 412,195     574,456     739,811     804,356     969,283
  Total debt and capital lease
   obligation (5)                              523,830     695,517     872,158     969,667   1,041,254





                                                                Year Ended December 31
                                               ----------------------------------------------------------
                                                  1992        1993        1994        1995        1996
                                                  ----        ----        ----        ----        ----
                                                       (In thousands of dollars, except as noted)
SUPPLEMENTAL INFORMATION:
  Consolidated Businesses' contribution         77,026      85,913      96,325     120,010     138,103
  Joint Ventures' contribution                  90,491      88,801      90,332      96,120      91,708
                                               -------     -------     -------     -------     -------
     EBITDA (6)                                167,517     174,714     186,657     216,130     229,811

  Consolidated Businesses' contribution         44,421      45,337      47,732      65,858      70,454
  Joint Ventures' contribution                  24,025      22,070      26,590      30,396      27,738
                                               -------     -------     -------     -------     -------
     TRG's Beneficial Interest Expense (6)      68,446      67,407      74,322      96,254      98,192

  Consolidated Businesses' contribution         32,605      40,576      48,593      52,123      65,744
  Joint Ventures' contribution                  66,466      66,731      63,742      65,724      63,970
                                               -------     -------     -------     -------     -------
     Distributable Cash Flow (6)                99,071     107,307     112,335     117,847     129,714

  Consolidated Coverage Ratio (7)                  2.5         2.6         2.5         2.2         2.3

  Ratio of Earnings to Fixed Charges (8)           1.4         1.9         1.7         1.7         1.7

OPERATING DATA:
  Mall tenant sales (9)(10)                  2,434,590   2,483,342   2,561,555   2,739,393   2,827,245
  Number of shopping centers at end
     of period                                      19          19          20          19          21
  Ending Mall GLA in thousands of
     square feet (10)                            8,827       8,823       9,088       8,996       9,250
  Average occupancy (10)                          88.1%       86.5%       86.6%       88.0%       87.4%
  Ending occupancy (10)                           88.6%       88.7%       89.3%       89.4%       88.0%
  Leased space(10)(11)                            90.6%       90.1%       90.9%       90.6%       89.0%
  Average base rent per square foot: (12)
    All mall tenants                           $ 30.61     $ 32.64     $ 34.72     $ 36.33     $ 37.90
    Stores closing during year (13)            $ 27.91     $ 29.56     $ 30.46     $ 32.96     $ 33.39
    Stores opening during year (13)            $ 38.16     $ 35.86     $ 41.02     $ 41.27     $ 42.39
    Difference between opening and
    closing rents                              $ 10.25     $  6.30     $ 10.56     $  8.31     $  9.00

------------------

 (1) The GM Loan was repaid and the Partner Loans were  distributed  in November
     1992 as part of TRG's reconfiguration.
 (2) In 1995, Bellevue Associates,  an unconsolidated Joint Venture,  recognized extraordinary  and ordinary  gains related to the  disposition  of Bellevue
     Center and the extinguishment of debt. TRG's share of the extraordinary and ordinary  gains were $18.9  million  and $5.0  million,  respectively.  See
     Management's  Discussion and Analysis of Financial Condition and Results of
     Operations  (MD&A)-Results  of Operations - Acquisitions  and  Disposition.
     Also  included in  extraordinary  items are  extraordinary  charges in 1993 through  1996  related to the  extinguishment  of debt.
 (3) 1992 includes  distributions  totaling $95 million made to certain partners in connection with TRG's  reconfiguration.
 (4) Amounts are reported net of  intercompany  profits.
 (5) Includes a capital  lease  obligation of $14.4 million and $39.8 million at
     December  31,  1995  and  1996,  respectively.  The  sum  of  100%  of  the
     Consolidated  Businesses'  debt and TRG's pro rata share of the debt of its unconsolidated  Joint  Ventures  was  $1.346  billion  and  $1.398  billion
     (excluding  capital lease obligations of $14.4 million and $42.3 million at
     December 31, 1995 and 1996, respectively) at December 31, 1995 and December
     31,  1996,  respectively.
 (6) EBITDA,  Beneficial  Interest  Expense,  and  Distributable  Cash  Flow are
     defined and discussed in MD& -Liquidity and Capital Resources-Distributions
     beginning  on page 30.  Distributable  Cash Flow was restated for 1995 from the previously  reported amount of $119.9 million, to reflect the deduction of non-real estate depreciation and amortization,  as specified in NAREIT's definition of Funds from Operations.  A reconciliation  of TRG's net income
     to   Distributable   Cash  Flow  is  presented  on  page  31.   EBITDA  and
     Distributable  Cash Flow do not  represent  cash flow from  operations,  as defined by  generally  accepted  accounting  principles,  and should not be considered  to be an  alternative  to net income as a measure of  operating performance  or to cash flows as a measure  of  liquidity.
 (7) Defined as EBITDA divided by TRG's  Beneficial  Interest  Expense.


 (8) The Ratio of  Earnings  to Fixed  Charges is  computed  by  dividing  fixed charges into income before extraordinary  items,  adjusted for Consolidated
     Businesses' and TRG's pro rata share of the Joint Ventures' amortization of
     interest  costs  previously   capitalized  and  fixed  charges  other  than
     capitalized  interest.  Fixed charges include Consolidated  Businesses' and
     TRG's pro rata share of the Joint Ventures'  interest costs,  the estimated interest  component of rent expense,  and certain other items.
 (9) Based on reports of sales  furnished by mall tenants.
(10) Except for 1994  ending  Mall  GLA,  ending  occupancy, and  leased  space, statistics  for 1994 and prior  years do not include the effect of Biltmore
     Fashion  Park,  which was acquired  December 21, 1994.  Statistics  include
     Bellevue  Center  through  October 1995.  Statistics for 1996 include Paseo
     Nuevo for the  second  half of the year.  Statistics  for 1996,  other than ending Mall GLA,  ending  occupancy,  and leased  space,  do not include La
     Cumbre  Plaza,  which was acquired  December 17,  1996.  Statistics  do not include  Memorial  City  Mall,  a  development  project.
(11) Leased space comprises both occupied space and space that is leased but not yet occupied.
(12) 1992 and 1993 amounts include 16 centers owned and open prior to January 1,
     1989.  1994 amounts  include 17 centers  owned and open prior to January 1,
     1990.  1995 and 1996  amounts  include 18  centers  owned and open prior to
     January 1, 1991.
(13) Information represents average annualized base rents.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements of The Taubman Realty Group Limited Partnership (TRG) and the Notes thereto.

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

Mall Tenant Sales and Center Revenues

  Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the Taubman Shopping Centers because mall tenants provide over 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs.

  TRG believes that the ability of tenants to pay occupancy costs and earn profits over long periods of time increases as sales per square foot increase, whether through inflation or real growth in customer spending. Because most mall tenants have certain fixed expenses, the occupancy costs that they can afford to pay and still be profitable are a higher percentage of sales at higher sales per square foot.

  The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales.

                                         1994          1995          1996
                                         ----          ----          ----
Mall tenant sales (in thousands)   $2,561,555    $2,739,393    $2,827,245
Sales per square foot                     335           346 (1)       365

Minimum rents                            10.2%         10.4%         10.4%
Percentage rents                          0.3           0.3           0.3
Expense recoveries                        4.3           4.4           4.5
                                         ----          ----          ----
Mall tenant occupancy costs              14.8%         15.1%         15.2%
                                         ====          ====          ====

(1) Sales per square foot was $352, excluding Bellevue Center.

Occupancy

  Historically, average annual occupancy for TRG as a whole has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 88.8%.

Rental Rates

  As leases have expired in the Taubman Shopping Centers, TRG has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent, excluding renewals, at Taubman Shopping Centers that have been owned and open for five years.

                                          Store         Store      Difference
                              All       Closings      Openings       Between
                              Mall       During        During      Opening and
                             Tenants      Year          Year      Closing Rents
                            --------   -----------   -----------   ------------
                             Average     Average       Average       Average
                              Base     Annualized    Annualized    Annualized
                              Rent      Base Rent     Base Rent     Base Rent
                            --------   -----------   -----------   ------------
1994 (1)                     $34.72       $30.46        $41.02        $10.56
1995 (2)                     $36.33       $32.96        $41.27        $ 8.31
1996 (2)                     $37.90       $33.39        $42.39        $ 9.00

(1)  Includes 17 centers owned and open prior to January 1, 1990.
(2)  Includes 18 centers owned and open prior to January 1, 1991.

  TRG anticipates that the spread between opening and closing rents will narrow in 1997. This statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly change the spread in a given year.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1996:

                              1st       2nd       3rd      4th
                           Quarter   Quarter    Quarter  Quarter    Total
                             1996      1996      1996      1996      1996
                          --------------------------------------------------
                                            (in thousands)
Mall tenant sales         $591,677  $617,821  $627,791  $989,956  $2,827,245
Revenues                   129,764   128,497   129,730   138,250     526,241

Occupancy
  Average occupancy           87.8%     87.3%     86.8%     87.6%       87.4%
  Ending occupancy            87.7%     87.3%     86.8%     88.0%       88.0%
Leased space                  89.5%     88.2%     87.6%     89.0%       89.0%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for each quarter of 1996:

                              1st       2nd       3rd      4th
                           Quarter   Quarter    Quarter  Quarter    Total
                             1996      1996      1996      1996      1996
                          --------------------------------------------------
Minimum rents                12.3%     11.7%     11.7%      7.6%     10.4%
Percentage rents              0.3       0.3       0.3       0.3       0.3
Expense recoveries            5.6       5.0       4.6       3.5       4.5
                             ----      ----      ----      ----      ----
Mall tenant occupancy costs  18.2%     17.0%     16.6%     11.4%     15.2%
                             ====      ====      ====      ====      ====

Results of Operations

Equity Transactions

  In December 1996, TRG issued 3,048 units of partnership interest to its managing general partner, Taubman Centers, Inc. (TCO), for the $75 million proceeds from TCO's December 1996 offering of 5.97 million shares of common stock. TRG bore all expenses of TCO's offering which have been accounted for as a reduction of the proceeds from TRG's issuance of units. TRG used the net proceeds to pay down short term floating rate debt and to acquire La Cumbre Plaza (see below). Also in December 1996, TCO exchanged common shares for TRG units of partnership interest newly issued under TRG's incentive option plan. Additionally in 1996, TRG issued 3,096 units of partnership interest in connection with the acquisition of the remaining interest in Fairlane Town Center (see below). As a result of these transactions, at December 31, 1996 TRG had 69,998 units of partnership interest outstanding.

Acquisitions and Disposition

  The following discussion of TRG's acquisitions contains forward-looking statements regarding the impact of these acquisitions on EBITDA (EBITDA is defined and described in Liquidity and Capital Resources -- Distributions). The actual impact may vary based on a variety of factors, including actual occupancy, rents achieved and operating expenses of the Centers. See Note 3 to TRG's consolidated financial statements for further discussion of the acquisitions.

Acquisition of La Cumbre Plaza
------------------------------

  In December 1996, TRG acquired a 100% leasehold interest in La Cumbre Plaza (La Cumbre) located in Santa Barbara, California for $22.25 million in cash. The acquisition was funded with proceeds from an issuance of TRG units of partnership interest (see Equity Transactions above). The operating results of La Cumbre have been consolidated in TRG's financial statements from the acquisition date. The acquisition had an immaterial effect on net income in 1996. The acquisition is expected to add EBITDA in excess of $2.8 million in 1997.

Acquisition of Remaining Interest in Fairlane Town Center
---------------------------------------------------------

  In July 1996, TRG completed transactions that resulted in the acquisition of the 75% interest in Fairlane Town Center (Fairlane) previously held by a Joint Venture Partner. In connection with the transaction, TRG issued to the former Joint Venture Partner 3,096 units of partnership interest, exchangeable for approximately 6.1 million shares of TCO's common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. TRG also assumed mortgage debt of approximately $26 million, representing the former Joint Venture Partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and the prepayment penalty of approximately $1.2 million. The operating results of Fairlane have been consolidated in TRG's financial statements from the acquisition date. Prior to the acquisition date, TRG's interest in Fairlane was accounted for under the equity method as a Joint Venture. The acquisition is expected to incrementally add approximately $11 million to EBITDA over the twelve months following the purchase date.

Acquisition of Paseo Nuevo
--------------------------

  In June 1996, TRG acquired a 100% leasehold interest in Paseo Nuevo, located in Santa Barbara, California, for $37 million in cash. TRG borrowed under its existing lines of credit to fund the acquisition. The operating results of Paseo Nuevo have been consolidated in TRG's financial statements from the acquisition date. The acquisition had an immaterial effect on net income in 1996. The acquisition is expected to produce EBITDA of over $3.7 million in its first twelve months following the purchase date.

Disposition of Bellevue Center
------------------------------

  In December 1995, the bank group holding the $99.5 million nonrecourse mortgage encumbering Bellevue Center acquired title to the Center through a nonjudicial foreclosure sale. The mortgage matured on November 1, 1995. TRG ceased to recognize the results of Bellevue Associates (Bellevue), TRG's 60% owned Joint Venture that owned the Center, as of November 1, 1995. TRG's share of Bellevue's net loss from operations for 1994 and the ten months ended October 31, 1995, was $1.1 million and $0.7 million, respectively.

  In 1995, TRG recognized an extraordinary gain of $18.9 million on the extinguishment of debt and an ordinary gain of $5.0 million on the disposition of the Center, which was based on the carrying value of TRG's investment in Bellevue.

  Bellevue's operations, which included the effect of the below current market mortgage interest rate of 5.91%, contributed in 1994 and the ten months ended October 31, 1995, $1.4 million and $1.1 million, respectively, to Distributable Cash Flow (Distributable Cash Flow is defined and discussed in Liquidity and Capital Resources -- Distributions).

Memorial City Mall Lease

  In November 1996, TRG entered into an agreement to lease Memorial City Mall (Memorial City), a 1.4 million square foot shopping center located in Houston, Texas. The lease of this unencumbered property grants TRG the exclusive right to manage, lease and operate the property. TRG has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. TRG will use this option period to evaluate the redevelopment opportunities of the Center. As a development project, Memorial City has been excluded from all operating statistics in this report, and Memorial City's results of operations have been presented as a net line item in the following tabular comparison of TRG's 1996 results of operations to the prior year. Memorial City is expected to have an immaterial effect on EBITDA and net income during the option period.

Comparison of Fiscal Year 1996 to Fiscal Year 1995

Occupancy and Mall Tenant Sales

  Average occupancy in the Taubman Shopping Centers was 87.4% in 1996 versus 88.0% in 1995. Ending occupancy for the Taubman Shopping Centers at December 31, 1996 was 88.0% versus 89.4% at December 31, 1995. Leased space at December 31, 1996 was 89.0% compared to 90.6% at the same date in 1995. Average occupancy for 1996 was somewhat less than the previous year's level but comfortably within TRG's historic range of average annual occupancy. TRG expects that it will not achieve year over year increases in average occupancy before the fourth quarter of 1997.

  Total sales for Taubman Shopping Center mall tenants increased in 1996 by 3.2% to $2.83 billion from $2.74 billion in 1995. Tenant sales per square foot increased by 5.2% to $365 in 1996 from $346 in 1995. Sales per square foot in 1995 was $352, excluding Bellevue. Mall tenant sales for Centers that were owned and open for all of 1996 and 1995 (which excludes Paseo Nuevo and Bellevue) were $2.81 billion, a 3.9% increase over 1995. Sales statistics for the fourth quarter of 1996 were negatively affected by new competition near certain Centers. TRG expects that the effect of the competition on sales will moderate after the anniversary date of the opening of the competing centers.

  Occupancy and mall tenant sales statistics for 1996, other than ending occupancy and leased space, do not include La Cumbre.

Comparison of Fiscal Year 1996 to Fiscal Year 1995

  The following table sets forth operating results for TRG's Managed Businesses for 1995 and 1996, showing the results of the Consolidated Businesses and Joint
Ventures:

                                                     1995                                       1996
                                 -----------------------------------------  -----------------------------------------
                                           TRG                     TOTAL:             TRG                     TOTAL:
                                  CONSOLIDATED       JOINT        MANAGED    CONSOLIDATED        JOINT       MANAGED
                                    BUSINESSES    VENTURES(1)  BUSINESSES      BUSINESSES(2)  VENTURES(1) BUSINESSES
                                 -----------------------------------------  -----------------------------------------
                                                                (in millions of dollars)
REVENUES:
  Minimum rents                          130.4        166.2         296.6           149.2         157.2        306.4
  Percentage rents                         5.6          3.6           9.2             6.0           4.0          9.9
  Expense recoveries                      75.3        101.5         176.8            85.1          95.2        180.4
  Other                                   17.6         11.5          29.1            20.6           8.9         29.5
  Gain on disposition of Bellevue                       8.3           8.3
                                         -----        -----         -----           -----         -----        -----
Total revenues                           228.9        291.1         520.0           260.9         265.3        526.2

OPERATING COSTS:
  Recoverable expenses                    62.9         88.2         151.1            71.6          81.8        153.4
  Other operating                         22.5         12.3          34.8            25.4          12.8         38.2
  Management, leasing and
      development                          3.7                        3.7             4.2                        4.2
  General and administrative              19.8                       19.8            21.8                       21.8
  Interest expense                        65.8         58.6         124.4            70.5          53.5        124.0
  Depreciation and amortization           32.4         24.7          57.1            35.7          22.9         58.7
                                         -----        -----         -----           -----         -----        -----
Total operating costs                    207.1        183.8         390.9           229.2         171.1        400.3
Net results of Memorial City(2)                                                       0.2                        0.2
                                         -----        -----         -----           -----         -----        -----
                                          21.8        107.3         129.1            31.9          94.3        126.2
                                                      =====         =====                         =====        =====
Equity in income before extraordinary
  items of Joint Ventures (including
  $5.0 million in 1995 related to the
  disposition of Bellevue)                57.9                                       52.2
                                         -----                                      -----
Income before extraordinary items         79.7                                       84.1
Extraordinary items                       16.6                                       (1.3)
                                         -----                                      -----
NET INCOME                                96.3                                       82.8
                                         =====                                      =====

SUPPLEMENTAL INFORMATION(3)
  EBITDA contribution                    120.0         96.1         216.1           138.1          91.7        229.8
  TRG's Beneficial Interest Expense      (65.8)       (30.4)        (96.2)          (70.5)        (27.7)       (98.2)
  Non-real estate depreciation            (2.0)                      (2.0)           (1.9)                      (1.9)
                                         -----        -----         -----           -----         -----        -----
  Distributable Cash Flow
    contribution(4)                       52.1         65.7         117.8            65.7          64.0        129.7
                                         =====        =====         =====           =====         =====        =====

(1) With the exception of the Supplemental Information, amounts represent 100% of the Joint Ventures. Amounts are net of intercompany profits.
(2)  The results of operations of Memorial City are presented net in this table.
     Memorial City's partial year results are not indicative of future results.
     TRG expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future. (See Results of Operations -- Memorial City Mall Lease above).
(3) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources -- Distributions.
     EBITDA for 1995 does not include the gain related to the disposition of Bellevue Center.
(4)  Distributable  Cash Flow contribution for 1995 has been restated to reflect
     NAREIT's clarified definition of Funds from Operations (see Liquidity and Capital Resources -- Distributions).
(5)  Amounts in this table may not add due to rounding.

TRG --Consolidated Businesses

  Total revenues for 1996 were $260.9 million, a $32.0 million or 14.0% increase from 1995. Minimum rents for 1996 increased $18.8 million, of which $8.7 million was caused by the Fairlane and Paseo Nuevo acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). Minimum rent also increased due to the expansions at Short Hills and Meadowood and tenant rollovers. The increase in expense recoveries was also primarily due to the Fairlane and Paseo Nuevo acquisitions and recoveries of increased maintenance costs and property taxes. The increase in other revenues of $3.0 million was primarily due to increases in revenue from management, leasing, and development services, rental fees on exterior advertising signs and gains on sales of peripheral land, partially offset by a decrease in lease cancellation revenue.

  Total operating costs increased $22.1 million, or 10.7%, to $229.2 million. The increase in recoverable expenses for 1996 was due to Fairlane and Paseo Nuevo and to increases in maintenance costs and property taxes, including those related to the expansion at Short Hills. Other operating expenses increased due to Fairlane and Paseo Nuevo, and an increase in the charge to operations for development pre-construction reserves. General and administrative expenses increased $2.0 million due primarily to increases in compensation, including costs of the new long-term performance compensation plan and the allocation of internal acquisition costs, travel, and professional fees in 1996, offset by a decrease resulting from a $0.8 million charge in 1995 for severance and termination benefits. Interest expense increased $4.7 million due primarily to an increase in debt levels, including debt used to finance the acquisition of Paseo Nuevo and capital expenditures and the assumption of debt relating to the Fairlane acquisition, and a decrease in capitalized interest, partially offset by decreased interest rates. The increase in depreciation and amortization was due primarily to the acquisitions of Fairlane and Paseo Nuevo and the expansions at Short Hills and Meadowood.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated income statements by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Joint Ventures

  Total revenues for 1996 were $265.3 million, a $25.8 million or 8.9% decrease from 1995, primarily representing a $23.8 million decrease caused by the change in Fairlane from a Joint Venture to a Consolidated Business and by the November 1995 disposition of Bellevue. Minimum rent decreases due to Fairlane and Bellevue were offset by increases due to the expansion at Woodfield and tenant rollovers. Expense recoveries decreased primarily due to Fairlane and Bellevue, offset by increases at other Centers. Other income decreased due to a gain on the sale of peripheral land in 1995 and decreased interest income in 1996, offset by an increase in lease cancellation revenue in 1996.

  Total operating costs decreased by $12.7 million, or 6.9%, to $171.1 million for 1996, representing a $19.9 million decrease due to Fairlane and Bellevue, offset by increases at other Centers. Recoverable expenses decreased $6.4 million due to Fairlane and Bellevue, offset by increases in maintenance costs and property taxes. Other operating costs increased $0.5 million reflecting increases in property management costs, promotion and advertising costs, bad debt expense and a nonrecurring $0.5 million payment to an anchor at one of the Centers, offset by decreases due to Bellevue and Fairlane. Interest expense decreased $5.1 million due to a decrease in debt related to Fairlane and Bellevue and an increase in capitalized interest, partially offset by increases due to an increase in debt used to finance capital expenditures and to higher interest rates on certain debt refinanced in 1995. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary items of the Joint Ventures was $94.3 million in 1996, a decrease of 12.1% from 1995. TRG's equity in income before extraordinary items of the Joint Ventures decreased $5.7 million, or 9.8%, to $52.2 million for 1996.

Net Income

  As a result of the foregoing, TRG's income before extraordinary items increased by $4.4 million, or 5.5%, to $84.1 million for 1996. In 1996, TRG recognized a $(1.3) million extraordinary charge related to the prepayment of Fairlane's debt. In 1995, TRG recognized an $18.9 million extraordinary gain related to the disposition of Bellevue and $(2.2) million in extraordinary charges related to the prepayment of debt at TRG and at one of its Joint Ventures. Net income for 1996 was $82.8 million, compared to $96.3 million in 1995.

Comparison of Fiscal Year 1995 to Fiscal Year 1994

Occupancy and Mall Tenant Sales

  Average occupancy in the Taubman Shopping Centers was 88.0% in 1995 versus 86.6% in 1994. Ending occupancy for the Taubman Shopping Centers at December 31, 1995 was 89.4% versus 89.3% at December 31, 1994. Leased space at December 31, 1995 was 90.6% compared to 90.9% at the same date in 1994.

  Occupancy rates increased in part due to a change in the method of calculating occupancy statistics to be consistent with International Council of Shopping Centers guidelines. The change increased reported average occupancy for the year by approximately one percent. The acquisition of Biltmore also contributed to the increases.

  Total sales for Taubman Shopping Centers mall tenants increased in 1995 by 6.9% to $2.74 billion from $2.56 billion in 1994. Tenant sales per square foot increased by 3.3% to $346 in 1995 from $335 in 1994. Tenant sales per square foot reached $352 in 1995, excluding Bellevue. Mall tenant sales for Centers that were owned and open for all of 1995 and 1994 (which excludes Bellevue and Biltmore) were $2.61 billion, a 4.0% increase over 1994.

Comparison of Fiscal Year 1995 to Fiscal Year 1994

  The following table sets forth operating results for TRG's Managed Businesses for 1994 and 1995, showing the results of the Consolidated Businesses and Joint
Ventures:

                                                     1994                                       1995
                                 -----------------------------------------  -----------------------------------------
                                           TRG                     TOTAL:             TRG                     TOTAL:
                                  CONSOLIDATED       JOINT       MANAGED     CONSOLIDATED       JOINT        MANAGED
                                    BUSINESSES    VENTURES(1)  BUSINESSES      BUSINESSES    VENTURES(1)  BUSINESSES
                                 -----------------------------------------  -----------------------------------------
                                                                (in millions of dollars)
REVENUES:
  Minimum rents                          111.3        157.4         268.7          130.4         166.2         296.6
  Percentage rents                         3.8          4.8           8.6            5.6           3.6           9.2
  Expense recoveries                      68.1         96.7         164.8           75.3         101.5         176.8
  Other                                   13.9          9.9          23.8           17.6          11.5          29.1
  Gain on disposition of Bellevue                                                                  8.3           8.3
                                         -----        -----         -----          -----         -----         -----
Total revenues                           197.1        268.8         465.9          228.9         291.1         520.0

OPERATING COSTS:
  Recoverable expenses                    58.4         83.5         141.9           62.9          88.2         151.1
  Other operating                         21.0         15.6          36.6           22.5          12.3          34.8
  Management, leasing and
      development                          3.5                        3.5            3.7                         3.7
  General and administrative              17.9                       17.9           19.8                        19.8
  Interest expense                        47.7         52.3         100.0           65.8          58.6         124.4
  Depreciation and amortization           27.7         23.5          51.2           32.4          24.7          57.1
                                         -----        -----         -----          -----         -----         -----
Total operating costs                    176.2        174.9         351.1          207.1         183.8         390.9
                                          20.9         93.9         114.8           21.8         107.3         129.1
                                                      =====         =====                        =====         =====
Equity in income before extraordinary
  items of Joint Ventures (including
  $5.0 million in 1995 related to the
  disposition of Bellevue)                51.3                                      57.9
                                         -----                                     -----
Income before extraordinary items         72.2                                      79.7
Extraordinary items                      (44.7)                                     16.6
                                         -----                                     -----
NET INCOME                                27.5                                      96.3
                                         =====                                     =====

SUPPLEMENTAL INFORMATION(2)
  EBITDA contribution                     96.3         90.3         186.6          120.0          96.1         216.1
  TRG's Beneficial Interest Expense      (47.7)       (26.6)        (74.3)         (65.8)        (30.4)        (96.2)
  Non-real estate depreciation                                                      (2.0)                       (2.0)
                                         -----        -----         -----          -----         -----         -----
  Distributable Cash Flow
    contribution(3)                       48.6         63.7         112.3           52.1          65.7         117.8
                                         =====        =====         =====          =====         =====         =====


(1) With the exception of the Supplemental Information, amounts represent 100% of the Joint Ventures. Amounts are net of intercompany profits.
(2) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources -- Distributions.
     EBITDA for 1995 does not include the gain related to the disposition of Bellevue Center.
(3)  Distributable Cash Flow contribution for 1995 has been restated to reflect
     NAREIT's clarified definition of Funds from Operations (see Liquidity and Capital Resources -- Distributions).
(4)  Amounts in this table may not add due to rounding.

TRG --Consolidated Businesses
-----------------------------

  In December 1994, TRG acquired Biltmore, a regional shopping center located in Phoenix, Arizona, for $81.5 million in cash and 1,540 TRG units of partnership interest (exchangeable for approximately three million shares of TCO's common stock). TRG borrowed $81.5 million to fund the cash portion of the purchase price. The operating results of Biltmore have been consolidated in TRG's financial statements from the acquisition date. The acquisition had an immaterial effect on net income in 1994 and 1995.

  Total revenues for 1995 were $228.9 million, a $31.8 million or 16.1% increase from 1994, of which $13.7 million was due to Biltmore. Minimum rents for 1995 increased $19.1 million, of which $7.8 million was due to Biltmore.
Additionally, minimum rents increased because of tenant rollovers and the expansion at Short Hills. The increase in percentage rent was due primarily to Biltmore. The increase in expense recoveries was caused by higher recoverable expenses and Biltmore. Other income increased primarily due to lease cancellation income, interest income, and insurance recoveries.

  Total operating costs increased by $30.9 million or 17.5%, to $207.1 million for 1995, of which $4.7 million was due to Biltmore's operating expenses, excluding interest and depreciation and amortization. The $4.5 million increase in recoverable expenses for 1995 was primarily due to Biltmore and increases in property taxes and maintenance costs. General and administrative expenses increased by $1.9 million, primarily due to a $0.8 million charge for severance and termination benefits and increases in professional fees and office rent. Interest expense for 1995 increased by $18.1 million primarily due to an increase in debt levels, including debt used to finance the acquisition of Biltmore and capital expenditures, and to increases in interest rates. Depreciation and amortization also increased, primarily due to the acquisition of Biltmore and the expansion at Short Hills.

Joint Ventures
--------------

  Total revenues for 1995 were $291.1 million, a $22.3 million or 8.3% increase from 1994, of which $8.3 million was due to a gain on the disposition of Bellevue. The increase in minimum rents was caused by tenant rollovers and the expansions at Woodfield and Cherry Creek, offset by an approximately $1.4 million decrease due to Bellevue. The increase in expense recoveries was due to the increase in recoverable expenses. Other income increased primarily due to lease cancellation income and interest income. The $8.3 million gain related to the disposition of Bellevue represents the difference between the fair value and the carrying value of the Center (net of accumulated intercompany profit). As a result, this amount differs from the amount included in revenues in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 4 to TRG's financial statements).

  Total operating costs increased by $8.9 million, or 5.1%, to $183.8 million for 1995. Recoverable expenses increased $4.7 million, primarily due to increases in property taxes and maintenance costs. Interest expense increased $6.3 million, primarily due to increased debt levels and interest rates. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary items of the Joint Ventures was $107.3 million in 1995, an increase of 14.3% from 1994. TRG's equity in income before extraordinary items of the Joint Ventures was $57.9 million in 1995, an increase of 12.9% from 1994.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary items for 1995 increased by $7.5 million, or 10.4%, to $79.7 million. In 1995, TRG recognized an $18.9 million extraordinary gain related to the extinguishment of debt at Bellevue and $(2.2) million in extraordinary charges related to the prepayment of debt at TRG and at one of its Joint Ventures. TRG also recognized $(44.7) million in extraordinary charges in 1994, consisting primarily of prepayment penalties, related to the extinguishment of debt. Net income in 1995 was $96.3 million, compared to $27.5 million in 1994.

Liquidity and Capital Resources

  As of December 31, 1996, TRG had a cash balance of $7.9 million. TRG had available for general partnership purposes an unsecured revolving credit facility of $200 million, which was scheduled to expire in May 1998. In March 1997, TRG completed the renegotiation of terms increasing the facility to $300 million, reducing the current contractual interest rate by 60 basis points to LIBOR plus 90 basis points and extending the maturity until March 2000. Included in the credit facility is a competitive bid option program which allows TRG to hold auctions, among the banks participating in the facility, for short term borrowings of up to $150 million. There were no borrowings under this facility at December 31, 1996. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $10.1 million at December 31, 1996. This line expires in August 1998. TRG also has available a secured commercial paper facility of up to $75 million, with borrowings of $45 million at December 31, 1996. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings of $121.2 million provided funding for 1996 compared to $67.7 million in 1995. The proceeds in 1996 were used primarily for the $37 million acquisition in June 1996 of Paseo Nuevo and the $65.6 million acquisition in July 1996 of the 75% interest in Fairlane previously held by TRG's Joint Venture Partner, and related acquisition costs. Proceeds of $65.6 million from the issuance of TRG units of partnership interest to the former Joint Venture Partner were used to repay short term borrowings. Also during
1996, proceeds of $81.4 million from the issuance of TRG units of partnership interest were used to pay down short term floating rate debt and for the $22.3 million acquisition of La Cumbre (see Results of Operations - Equity Transactions and Acquisitions and Disposition).

  During 1996, TRG issued $154 million of unsecured notes under its medium-term note program compared to $133.4 million in 1995. In 1996, the notes were used to pay down TRG's floating rate bank lines as well as to pay off the $34.6 million mortgage on Fairlane and the related prepayment penalty of approximately $1.2 million, leaving the wholly owned property unencumbered. In 1995, the notes were used to pay down floating rate debt under TRG's revolving credit facilities as well as to pay off the $22.6 million mortgage securing a wholly owned Center. TRG has issued a total of $287 million of medium-term notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

  Scheduled principal payments on installment notes were $793 thousand and $897 thousand in 1996 and 1995, respectively.

  At December 31, 1996, TRG's debt and its beneficial interest in the debt of its Joint Ventures (excluding $42.3 million of capital lease obligations) totaled $1,398.4 million. As shown in the following table, there was no unhedged floating rate debt at December 31, 1996. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs accounted for 0.37% of the effective rate of interest on TRG's beneficial interest in debt at December 31, 1996. Included in TRG's beneficial interest in debt at December 31, 1996 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $157.0 million as of December 31, 1996. TRG's beneficial interest in capitalized interest was $8.9 million for 1996.

                                          Beneficial Interest in Debt
                                ------------------------------------------------
                                    Amount    Interest LIBOR  Frequency   LIBOR
                                (In millions   Rate at  Cap   of Rate      at
                                 of dollars)  12/31/96  Rate   Resets   12/31/96
                                 ----------   --------  ----   ------  ---------

Total beneficial interest
 in fixed rate debt             1,113.2(1)    7.55%(2)
Floating rate debt hedged via
 interest rate caps:
    Through July 1997              31.6(3)    6.77 (2)  9.60% Monthly      5.53%
    Through January 1998          100.0       6.17 (2)  6.50  Monthly      5.53
    Through January 1998           65.0       6.31      6.50  Monthly      5.53
    Through July 1998              24.3       6.17 (2)  8.35  Monthly      5.53
    Through October 1998           39.3       6.06      6.00  Three Months 5.56
    Through October 2001           25.0       6.06      8.55  Monthly      5.53
                                -------
Total beneficial interest
 in debt                        1,398.4       7.29 (2)
                                =======

(1) Includes TRG's $100 million floating rate notes due in November 1997, which were swapped to a fixed rate of 6.15% until maturity. The interest rate on the refinancing of this debt is hedged via an interest rate cap for the period November 1997 to December 1998 at a three month LIBOR cap rate of 6.5%.
(2) Denotes weighted average interest rate.
(3) This debt is additionally hedged via an interest rate cap for the period July 1997 through July 2002 at a one month LIBOR cap rate of 9.95%.

  TRG's loan agreements and indenture contain various restrictive covenants including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

  In January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of the principal and interest is recourse to each of the owners of Arizona Mills, L.L.C. to the extent of their ownership percentage. TRG owns a 37% interest in Arizona Mills, L.L.C.

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

  In March 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued a clarification of the definition of Funds from Operations. Because Distributable Cash Flow is intended to be equivalent to Funds from Operations, beginning in 1996, TRG modified its calculation of Distributable Cash Flow to be consistent with NAREIT's clarified definition. As a result, TRG adjusted the depreciation and amortization amount added back to net income to include only depreciation and amortization of assets uniquely significant to the real estate industry. Distributable Cash Flow for 1995 has been restated in the table below to reflect the clarified definition.

  The following table summarizes TRG's Distributable Cash Flow for the years ended December 31, 1995 and 1996:

                                                 Year ended                             Year ended
                                              December 31, 1995                     December 31, 1996
                                    -------------------------------------  -----------------------------------
                                              TRG                                   TRG
                                     CONSOLIDATED       JOINT              CONSOLIDATED       JOINT
                                       BUSINESSES   VENTURES(1)   TOTAL      BUSINESSES   VENTURES(1)   TOTAL
                                    ------------------------------------  ------------------------------------
                                                                (in millions of dollars)
TRG's Net Income(2)(3)                                             96.3                                  82.8
Gain on disposition of Bellevue(3)                                 (5.0)
Extraordinary items(3)(4)                                         (16.6)                                  1.3
Depreciation and amortization(4)(5)                                45.2                                  47.5
TRG's Beneficial Interest Expense(4)                               96.2                                  98.2
                                                                  -----                                 -----
EBITDA                                      120.0       96.1      216.1           138.1       91.7      229.8
TRG's Beneficial Interest Expense(4)        (65.8)     (30.4)     (96.2)          (70.5)     (27.7)     (98.2)
Non-real estate depreciation                 (2.0)                 (2.0)           (1.9)                 (1.9)
                                            -----      -----      -----           -----      -----      -----
Distributable Cash Flow(6)                   52.1       65.7      117.8            65.7       64.0      129.7
                                            =====      =====      =====           =====      =====      =====

(1)  Amounts represent TRG's beneficial interest in the operations of its Joint
     Ventures.
(2) Includes TRG's share of gains on peripheral land sales of $1.7 million and $1.0 million in 1995 and 1996, respectively.
(3) In 1995, TRG recognized an ordinary gain of $5.0 million and an extraordinary gain of $18.9 million related to the disposition of Bellevue.
     Extraordinary charges related to the extinguishment of debt, primarily consisting of prepayment penalties, were recorded in 1995 and 1996.
(4)  Amounts represent TRG's and TRG's beneficial interest in the Joint
     Ventures' extraordinary items, depreciation and amortization, and interest expense.
(5) Includes $3.2 million and $3.3 million of amortization of mall tenant allowances in 1995 and 1996, respectively.
(6) Distributable Cash Flow and Funds from Operations have been restated from the previously reported amounts for 1995 of $119.9 million and $41.5 million, respectively.
(7)  Amounts may not add due to rounding.

  For 1996, EBITDA and Distributable Cash Flow were $229.8 million and $129.7 million, compared to $216.1 million and $117.8 million, as restated, in 1995. TRG distributed $119.1 million to its partners in 1996, compared to $116.2 million in 1995.

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

  In addition, if the GM Trusts exercise their rights under the Cash Tender Agreement (see Liquidity and Capital Resources -- Cash Tender Agreement below), TRG will be required to pay the GM Trusts $10.9 million and may borrow to finance such expenditures.

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Capital spending by the Managed Businesses not recovered from tenants is summarized in the following table:

                                                        1995
                                    --------------------------------------------
                                    Consolidated      Joint     TRG's Share of
                                      Businesses  Ventures(1)  Joint Ventures(1)
                                    --------------------------------------------
                                              (in millions of dollars)

Development, renovation, and expansion:
  Existing centers                          33.2         41.7            25.4
  New centers                               15.0
Pre-construction development activities,
  net of charge to operations                9.8
Mall tenant allowances                       3.5          1.9             1.0
Corporate office improvements                1.5
Other                                        0.3          0.6             0.2
                                            ----         ----            ----
Total                                       63.3         44.2            26.6
                                            ====         ====            ====



                                                        1996
                                    --------------------------------------------
                                    Consolidated      Joint      TRG's Share of
                                      Businesses  Ventures(1)  Joint Ventures(1)
                                    --------------------------------------------
                                              (in millions of dollars)

Development, renovation, and expansion:
  Existing centers                           5.2         40.3            30.5
  New centers                                6.6         66.7            27.2
Pre-construction development activities,
  net of charge to operations                4.1
Mall tenant allowances                       4.5          5.2             2.5
Corporate office improvements                1.5
Other                                        2.3          1.4             0.8
                                            ----        -----            ----
Total                                       24.2        113.6            61.0
                                            ====        =====            ====

(1) Costs are net of intercompany profits

  In 1995 and 1996, TRG's share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $7.72 and $9.96, respectively. In addition, TRG's share of its Consolidated Businesses' and Joint Ventures' capitalized leasing costs, excluding new developments, was $6.7 million, or $10.40 per square foot leased during the year in 1995, and $8.5 million or $10.47 per square foot leased during the year in 1996.

  An expansion at Westfarms, which will open in the summer of 1997, will add approximately 135,000 square feet of mall GLA and Nordstrom as an anchor.
Approximately 75% of this space has been leased or has leases out for signatures. The expansion is expected to cost approximately $100 million. An expansion at Cherry Creek will include a newly constructed Lord & Taylor store, which will open in the fall of 1997, and the addition of 132,000 square feet of mall GLA, which will open in the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 79% and 50% ownership interest in Westfarms and Cherry Creek, respectively.

  Additionally, a project is now under construction to add over 30,000 square feet of new mall tenant space in the building vacated when Saks Fifth Avenue moved to the I. Magnin site at Biltmore. The new stores are presently expected to open beginning in the spring of 1997. The project is expected to cost between $5 and $10 million.

  The Mall at Tuttle Crossing, a 980,000 square foot Center in northwest Columbus, Ohio, will be anchored by Marshall Field's, Lazarus, JCPenney and Sears. TRG is leasing the land and mall buildings from Tuttle Holding Co., which owns the land on which the Center is being built. TRG will make ninety annual minimum lease payments of $4.4 million beginning when the Center opens in July 1997. Substantially all of each payment in the first ten years of operation will be recognized as interest expense. TRG will also pay additional rent based on achieved levels of net operating income, a measure of operating performance before rent payments, as specified in the agreement (NOI); 100% of the portion of NOI which is over $11.6 million but less than or equal to $14.4 million, 30% of the portion of NOI between $14.4 million and $18.3 million, and 50% of the portion of NOI over $18.3 million. TRG estimates this additional rent, which will be recognized as other operating expense, will approximate $2 million to $3 million annually beginning in 1999. Substantially all of the Center's mall GLA has been leased. The Center is expected to cost approximately $115 million, including capital lease assets of $55 million.

  Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona, is opening in November 1997. TRG has a 37% ownership interest in Arizona Mills. The
1.2 million square foot value-oriented mall is expected to cost approximately $180 million.

  MacArthur Center, a new Center being developed by TRG in Norfolk, Virginia, is expected to open in the spring of 1999. The Center is expected to total 1.1 million square feet and will initially be anchored by Nordstrom and Dillard's. This Center will be owned by a joint venture in which TRG has a 70% interest and is projected to cost approximately $150 million.

  In 1996, TRG entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. Memorial City is anchored by Sears, Foley's, Montgomery Ward and Mervyn's. TRG has the option to terminate the lease after the third full year by paying $2 million to the lessor. TRG is using this option period to evaluate the redevelopment opportunities of the Center. Under the terms of the lease, TRG has agreed to invest a minimum of $3 million during the three year option period. If the redevelopment proceeds, TRG is required to invest an additional $22 million in property expenditures not recoverable from tenants during the first 10 years of the lease term.

  Assuming no acquisitions, planned capital spending by the Managed Businesses not recovered from tenants for 1997 is summarized in the following table:

                                                        1997
                                    --------------------------------------------
                                    Consolidated      Joint      TRG's Share of
                                      Businesses  Ventures(1)  Joint Ventures(1)
                                    --------------------------------------------
                                              (in millions of dollars)

Development, renovation, and expansion      61.5 (2)    225.1 (3)       120.3
Mall tenant allowances                       5.8          3.7             2.2
Pre-construction development and
  other                                     10.7 (4)      1.0             0.6
                                            ----        -----           -----

Total                                       78.0        229.8           123.1
                                            ====        =====           =====

(1) Costs are net of intercompany profits.
(2) Includes costs related to leasehold improvements at The Mall at Tuttle Crossing; excludes capital lease assets (see Note 9 to TRG's consolidated financial statements).
(3) Includes costs related to expansion projects at Westfarms and Cherry Creek. Also includes construction costs for MacArthur Center and Arizona Mills.
(4) Includes costs to explore the possibilities of building an enclosed 1.7 million square foot value super-regional mall in Auburn Hills, Michigan. Also includes the costs to evaluate the redevelopment of Memorial City and required property expenditures under the terms of the lease.

  TRG's share of costs for development and expansion projects scheduled to be completed in 1998 and 1999 is anticipated to be as much as $60 million in 1998 and $19 million in 1999.

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

Capital Resources

  TRG believes that its net cash provided by operating activities, together with distributions from the Joint Ventures, the unutilized portion of its credit facilities and its ability to generate cash from the issuance of medium-term notes under TRG's shelf registration statement, other securities offerings or mortgage financings, assure adequate liquidity to conduct its operations in accordance with its distribution and financing policies.

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

  TRG expects to finance its capital requirements, including development, expansions and working capital, with available cash, borrowings under its lines of credit and cash from future securities offerings under its medium-term note program, other securities offerings, or mortgage financings. TRG's acquisition activities are discretionary in nature, and will only be undertaken by TRG after arranging adequate financing on terms that are consistent with TRG's financing policies. TRG's Joint Ventures expect to finance development and expansion spending with secured debt to the extent it is available.

Cash Tender Agreement

  A. Alfred Taubman and the GM Trusts each have the annual right to tender to TCO units of partnership interest in TRG (provided that the aggregate value is at least $50 million) and cause TCO to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman's election, his family, and Robert C. Larson and his family may participate in tenders. The GM Trusts will be entitled to receive from TRG an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that TCO pays to the GM Trusts under the Cash Tender Agreement.

  Although certain partners in TRG have pledged, and other partners may pledge, their units of partnership interest, TRG is not aware of any present intention of any partner to sell its interest in TRG.

Item 8.  FINANCIAL STATEMENTS

  The Financial Statements of The Taubman Realty Group Limited Partnership, and the Independent Auditors' Reports thereon are filed pursuant to this Item 8 and are included in this report at Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The material appearing in the TCO Proxy Statement under the caption "Management--Directors and Executive Officers" is incorporated by reference as part of the information requested by this item. TRG is managed by a Partnership Committee consisting of 13 members, 10 of whom also serve as Directors of TCO, TRG's Managing General Partner. One additional member has been nominated to serve as a Director. The following is information concerning members of TRG's Partnership Committee that is not contained in the TCO Proxy Statement.

  Joseph F. Azrack, 49, is a GM Trusts Designee and a member of the Executive Committee. Mr. Azrack is President and Chief Executive Officer of AEW Capital Management, L.P., a Boston based real estate investment advisory firm. He is also a member of that firm's Board of Directors. Mr. Azrack is a Director of LaQuinta Inns and; Evans Withycombe Residential, Inc., which is engaged in the investment and development of apartments; and UDC Homes, Inc., a homebuilder active in Arizona and California. He is past Chairman of the Pension Real Estate Association. Mr. Azrack is also a member of the National Realty Committee, a Trustee of the Urban Land Institute, and past adjunct professor of Real Estate Finance at Columbia University's Graduate School of Business Administration.

  Thomas H.  Nolan,  Jr.,  39, is a GM Trusts  Designee  and a  Director  of AEW
Capital Management, L.P. He is a Director of Portfolio Management and is responsible for overseeing the management of large, multi-asset investment portfolios. Mr. Nolan joined AEW in 1984. Mr. Nolan is also a Director of Bedford Property Investors, Inc. and UDC Homes, Inc., a homebuilder active in Arizona and California. He is a Certified Public Accountant.

Item 11.  EXECUTIVE COMPENSATION

  The information required is hereby incorporated by reference to the material appearing in the TCO Proxy Statement under the caption "Management--Compensation of Executive Officers" and "--Compensation of Directors".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is hereby incorporated by reference to the material appearing in the table and related footnotes of the TCO Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management". TCO owns 25,676 Units of Partnership interest, representing 36.68% of TRG. The members of the Partnership Committee not listed in the table incorporated by reference do not own any interests in TRG.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information  requested by this item is hereby incorporated by reference to
the  material   appearing  in  the  TCO  Proxy   Statement   under  the  caption
"Management--Certain Transactions" and "--Certain Employment Arrangements".

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   14(a)(1) The  following  financial  statements  of The Taubman  Realty  Group
            Limited Partnership and the Independent Auditors' Report thereon are filed with this report:

            THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Independent Auditors' Report ..................................F-2
            Consolidated Balance Sheet as of December 31, 1995 and 1996....F-3
            Consolidated Statement of Operations for the years ended
              December 31, 1994, 1995 and 1996.............................F-4
            Consolidated Statement of Accumulated Deficiency in Assets for
              the years ended December 31, 1994, 1995 and 1996.............F-5
            Consolidated Statement of Cash Flows for the years ended
              December 31, 1994, 1995 and 1996.............................F-6
            Notes to Consolidated Financial Statements.....................F-7


   14(a)(2) The following is a list of the financial statement schedules required by Item 14(d).

            THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Schedule II - Valuation and Qualifying Accounts...............F-25
            Schedule III - Real Estate and Accumulated Depreciation.......F-26

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Independent Auditors' Report..................................F-29
            Combined Balance Sheet as of December 31, 1995 and 1996.......F-30
            Combined Statement of Operations for the years ended
              December 31, 1994, 1995 and 1996............................F-31
            Combined Statement of Accumulated Deficiency in Assets for the
              three years ended December 31, 1994, 1995 and 1996..........F-32
            Combined Statement of Cash Flows for the years ended
              December 31, 1994, 1995 and 1996............................F-33
            Notes to Combined Financial Statements........................F-34

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Schedule II - Valuation and Qualifying Accounts...............F-42
            Schedule III - Real Estate and Accumulated Depreciation.......F-43

   14(a)(3)

    *  2(a) -- Purchase and Sale Agreement By and Between The Pacific Telesis
               Group Master Pension Trust and The Taubman Realty Group Limited Partnership, dated July 17, 1996 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 2(a) filed with the Registrant's Current Report on Form 8-K dated July 19, 1996).

    *  2(b) -- Subscription  Agreement  By and Between  The Pacific  Telesis
               Group Master Pension Trust and The Taubman Realty Group Limited Partnership dated July 18, 1996 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 2(b) filed with the Registrant's Current Report on Form 8-K dated July 19, 1996).

       3(a) -- The Amended and Restated Agreement of Limited Partnership  of The
               Taubman Realty Group Limited Partnership (excluding exhibits filed separately) (incorporated herein by reference to Exhibit 3(a) filed with the Registrant's Registration Statement on Form S-4 (File No. 33-73988) (the "Registration Statement")).

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

       4(h) -- Medium-Term Notes due June 15, 2002 (incorporated herein by reference to Exhibit 4(i) filed with the 1995 Second Quarter Form 10-Q).

   ** 10(a) -- The Taubman Realty Group Limited Partnership 1992 Incentive
               Option Plan (incorporated herein by reference to Exhibit 10(a) filed with the Registration Statement).

      10(b) -- Corporate Services Agreement between Taubman Centers, Inc. and
               The  Taubman   Company   Limited   Partnership   (the  "Manager")
               (incorporated herein by reference to Exhibit 10(b) filed with the Registration Statement).

      10(c) -- Master Services Agreement between The Taubman Realty Group
               Limited  Partnership  and the  Manager  (incorporated  herein  by
               reference   to  Exhibit   10(c)   filed  with  the   Registration
               Statement).

   ** 10(d) -- Financial Performance Incentive Plan (incorporated herein by reference to Exhibit 10(d) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K")).
   ** 10(e) -- Supplemental Retirement Savings Plan (incorporated  herein by reference to Exhibit 10(e) filed with the 1994 Form 10-K).

   ** 10(f) -- The Taubman Company Long-Term Performance Compensation Plan
               (incorporated herein by reference to Exhibit 10(g) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

      12    -- Statement Re:  Computation of Ratio of Earnings to Fixed Charges.

      21    -- Subsidiaries of The Taubman Realty Group Limited Partnership.

      23    -- Consent of Deloitte & Touche LLP.

      24    -- Powers of Attorney.

      27    -- Financial Data Schedule.


* Certain portions of this document have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

** A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

14(b) Current Reports on Form 8-K.

      TRG voluntarily filed a current report on Form 8-K dated May 14, 1996 to report that TRG had signed an agreement to acquire Paseo Nuevo shopping center, which is located in Santa Barbara, California.

      TRG voluntarily filed a current report on Form 8-K dated June 27, 1996 to report the completion of TRG's acquisition of Paseo Nuevo.

      TRG filed a current report of Form 8-K dated July 19, 1996, (the "8-K"), to report the acquisition of interests in Fairlane Town Center ("Fairlane"), a regional shopping center located in Dearborn, Michigan. The 8-K included the following financial statements and pro forma information regarding the acquisition of Fairlane:

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

      The  Taubman  Realty  Group  Limited  Partnership,   Pro  Forma  Condensed
      Consolidated Balance Sheet, March 31, 1996 (unaudited).

      The  Taubman  Realty  Group  Limited  Partnership,   Pro  Forma  Condensed
      Consolidated Statement of Operations, Year Ended December 31, 1995 (unaudited).

      The  Taubman  Realty  Group  Limited  Partnership,   Pro  Forma  Condensed
      Consolidated Statement of Operations, Three Months Ended March 31, 1996 (unaudited).

      The Taubman Realty Group Limited Partnership, Statement of Estimated Taxable Operating Results of Fairlane Town Center and Estimated Cash to be Made Available by Operations of Fairlane Town Center for a Twelve Month Period Ended March 31, 1996 (unaudited).

14(c) The list of  exhibits  filed with this  report is set forth in response to
      Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d) The  financial  statement  schedules of The Taubman  Realty Group  Limited
      Partnership and the financial statements and the financial statement schedules of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership listed at Item 14(a)(2) are filed pursuant to this
      Item 14(d).

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP


                        CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995 AND 1996 AND FOR
            EACH OF THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                          INDEPENDENT AUDITORS' REPORT





Partners
The Taubman Realty Group Limited Partnership


  We have audited the accompanying consolidated balance sheets of The Taubman Realty Group Limited Partnership and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Taubman Realty Group Limited Partnership and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
February 17, 1997

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                           December 31
                                                     ----------------------
                                                        1995        1996
                                                        ----        ----

Assets:
  Properties (Notes 5 and 8)                         $  926,207  $1,126,873
    Accumulated depreciation and amortization           200,440     234,030
                                                     ----------  ----------
                                                     $  725,767  $  892,843

  Cash and cash equivalents                              16,836       7,902
  Accounts and notes receivable, less allowance
    for doubtful accounts of $381 and $393
    in 1995 and 1996                                     14,192      20,751
  Accounts receivable from related parties (Note 10)      5,234       6,293
  Deferred charges and other assets (Notes 6 and 9)      42,327      41,494
                                                     ----------  ----------
                                                     $  804,356  $  969,283
                                                     ==========  ==========

Liabilities:
  Unsecured notes payable (Note 8)                   $  632,575  $  786,705
  Mortgage notes payable (Note 8)                       160,496     159,703
  Other notes payable  (Note 8)                         162,178      54,997
  Capital lease obligation (Note 9)                      14,418      39,849
  Accounts payable and other liabilities (Note 7)        82,603      84,505
  Distributions in excess of net income of
    unconsolidated Joint Ventures (Note 4)              154,933     135,662
                                                     ----------  ----------
                                                     $1,207,203  $1,261,421

Commitments and Contingencies
  (Notes 9, 11, 13 and 15)

Accumulated Deficiency in Assets                       (402,847)   (292,138)
                                                     ----------  ----------
                                                     $  804,356  $  969,283
                                                     ==========  ==========




                       See notes to financial statements.

                 THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands, except unit data)


                                                Year Ended December 31
                                           -------------------------------
                                              1994       1995      1996
                                              ----       ----      ----

Revenues:
  Minimum rents                            $111,373   $130,418   $150,577
  Percentage rents                            3,788      5,617      6,073
  Expense recoveries                         68,075     75,293     85,502
  Other                                       8,981     12,227     13,044
  Revenue from management, leasing and
    development services (Note 10)            4,917      5,363      7,533
                                           --------   --------   --------
                                           $197,134   $228,918   $262,729
                                           --------   --------   --------

Operating Costs:
  Recoverable expenses                     $ 58,355   $ 62,910   $ 72,093
  Other operating                            20,974     22,512     26,518
  Management, leasing and
    development services                      3,538      3,696      4,212
  General and administrative                 17,942     19,790     21,803
  Interest expense                           47,732     65,858     70,454
  Depreciation and amortization              27,653     32,393     35,770
                                           --------   --------   --------
                                           $176,194   $207,159   $230,850
                                           --------   --------   --------
Income before equity in income
  of unconsolidated Joint Ventures
  and before extraordinary items           $ 20,940   $ 21,759   $ 31,879
Equity in income before extraordinary
  items of unconsolidated Joint Ventures
  (including $5,005 in 1995, related to
  the disposition of Bellevue) (Note 4)      51,263     57,940     52,215
                                           --------   --------   --------
Income before extraordinary items          $ 72,203   $ 79,699   $ 84,094
Extraordinary items (Notes 4 and 8)         (44,731)    16,627     (1,328)
                                           --------   --------   --------
Net Income                                 $ 27,472   $ 96,326   $ 82,766
                                           ========   ========   ========

Allocation of net income:
  General Partners                         $ 22,489   $ 77,077   $ 64,804
  Limited Partners                            4,983     19,249     17,962
                                           --------   --------   --------
                                           $ 27,472   $ 96,326   $ 82,766
                                           ========   ========   ========

Earnings per Unit of Partnership
  Interest (Note 1):
  Income before extraordinary items        $  1,164   $  1,255   $  1,290
  Extraordinary items                          (721)       261        (20)
                                           --------   --------   --------
  Net Income                               $    443   $  1,516   $  1,270
                                           ========   ========   ========

Weighted Average Number of Units of
  Partnership Interest Outstanding           62,028     63,521     65,109
                                           ========   ========   ========




                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
                  Years Ended December 31, 1994, 1995 and 1996
                                 (in thousands)





                                         General      Limited
                                         Partners     Partners      Total
                                        ----------   ----------  ----------

Balance, January 1, 1994                $(267,826)   $(58,771)   $(326,597)
Change of ownership (Notes 2 and 3)        31,973      (2,317)      29,656
Distributions                             (93,059)    (20,420)    (113,479)
Net income                                 22,489       4,983       27,472
                                        ---------    --------    ---------
Balance, December 31, 1994              $(306,423)   $(76,525)   $(382,948)
Distributions                             (93,000)    (23,225)    (116,225)
Net income                                 77,077      19,249       96,326
                                        ---------    --------    ---------
Balance, December 31, 1995              $(322,346)   $(80,501)   $(402,847)
Change of ownership (Notes 2 and 3)       124,813      22,229      147,042
Distributions                             (93,513)    (25,586)    (119,099)
Net income                                 64,804      17,962       82,766
                                        ---------    --------    ---------
Balance, December 31, 1996              $(226,242)   $(65,896)   $(292,138)
                                        =========    ========    =========




                       See notes to financial statements.

                 THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                 Year Ended December 31
                                            -------------------------------
                                                1994       1995      1996
                                                ----       ----      ----

Cash Flows From Operating Activities:
 Income before extraordinary items          $  72,203  $  79,699  $  84,094
 Adjustments to reconcile income before
   extraordinary items to net cash
   provided by operating activities:
   Depreciation and amortization               27,653     32,393     35,770
   Income before extraordinary items in
     excess of distributions from
     unconsolidated Joint Ventures                          (206)
   Provision for losses on accounts
    receivable                                  1,323        818      1,295
   Amortization of deferred financing costs     1,900      2,250      2,024
   Other                                          785      3,062        615
   Gains on sales of land                        (891)      (818)    (1,041)
 Increase (decrease) in cash attributable
   to changes in assets and liabilities:
   Receivables, deferred charges and
    other assets                               (9,909)   (11,254)    (8,448)
   Accounts payable and other liabilities      11,096      5,501     (1,275)
                                            ---------  ---------  ---------
Net Cash Provided By Operating Activities   $ 104,160  $ 111,445  $ 113,034
                                            ---------  ---------  ---------

Cash Flows From Investing Activities:
 Purchase of interests in Centers (Note 3)  $ (82,096)            $(125,904)
 Additions to properties                      (67,752) $ (70,691)   (25,472)
 Proceeds from sales of land                    1,767      1,966      1,936
 Contributions to unconsolidated
  Joint Ventures                                                    (21,397)
 Distributions from unconsolidated Joint
   Ventures in excess of income before
   extraordinary items                         32,020                11,720
                                            ---------  ---------  ---------
Net Cash Used In Investing Activities       $(116,061) $ (68,725) $(159,117)
                                            ---------  ---------  ---------

Cash Flows From Financing Activities:
 Debt proceeds                              $ 613,117  $ 200,747  $ 275,212
 Debt payments                                (67,853)   (13,689)  (229,212)
 Extinguishment of debt                      (415,010)  (105,827)   (35,964)
 Debt issuance costs                           (5,408)    (1,599)      (830)
 Issuance of units of partnership
  interest (Notes 2 and 3)                                          147,042
 Cash distributions                          (113,479)  (116,225)  (119,099)
                                            ---------  ---------  ---------
Net Cash Provided By (Used In)
 Financing Activities                       $  11,367  $ (36,593) $  37,149
                                            ---------  ---------  ---------

Net Increase (Decrease) In Cash             $    (534) $   6,127  $  (8,934)

Cash and Cash Equivalents
 at Beginning of Year                          11,243     10,709     16,836
                                            ---------  ---------  ---------

Cash and Cash Equivalents at End of Year    $  10,709  $  16,836  $   7,902
                                            =========  =========  =========

                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1996


Note 1 - Summary of Significant Accounting Policies

General

  The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, financing and refinancing of regional retail shopping centers (Taubman Shopping Centers) and interests therein. The Taubman Shopping Centers are located primarily in major metropolitan areas in the United States including New York City, Chicago, Los Angeles, San Francisco, Detroit, Washington, D.C. and Phoenix. Taubman Centers, Inc. (TCO) is the managing general partner of TRG. The GMPTS Limited Partnership (GMPTS), TG Partners Limited Partnership (TG) and Taub-Co Management, Inc. are also general partners.

  At December 31, 1996, TRG had 69,998 units of partnership interest outstanding, of which 54,209 units represent general partnership interests. At December 31, 1996, TRG was owned 36.68% by TCO, 36.18% by GMPTS, 20.23% by certain present and former key executives (and certain of their family members) of the predecessor to The Taubman Company Limited Partnership, the Manager (collectively, the Taubman Group), and TG, and 6.91% by certain former joint venture partners and certain of the former owners of Biltmore. The members of the Taubman Group (other than TG and Taub-Co Management, Inc.), the former joint venture partners and the former owners of Biltmore are limited partners of TRG.

  At both December 31, 1994 and 1995, TRG had 63,521 units of partnership interest outstanding (of which 50,828 units at December 31, 1994 and 1995 represented general partnership interests). At both December 31, 1994 and 1995, TRG was owned 35.10% by TCO, 39.87% by GMPTS, 22.29% by the Taubman Group and TG, and 2.74% by a former joint venture partner and certain of the former owners of Biltmore.

  Net income and losses and distributions of TRG are allocated to the general and limited partners of TRG in accordance with their percentage ownership. The financial statements include only those assets, liabilities, and results of operations which relate to the business of TRG. No provision has been made for income taxes since these taxes are the responsibility of the individual partners.

Basis of Presentation

  The consolidated financial statements include the accounts of TRG and its consolidated subsidiaries. Investments in entities unilaterally controlled by ownership or contractual agreements are consolidated; investments in entities not unilaterally controlled (Joint Ventures) are accounted for under the equity method.

  The Manager, which is approximately 99% beneficially owned by TRG, provides all property management and leasing services for all Taubman Shopping Centers and provides corporate, development and acquisition services. Intercompany balances and profits are eliminated in consolidation.

  Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands of dollars, except for unit data in Notes 3, 11 and 14 or as otherwise noted.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Revenue Recognition

  Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on an accrual basis as earned, the result of which does not differ materially from a straight-line method. Percentage rents are recognized on an accrual basis as earned. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants.

Depreciation and Amortization

  Buildings, improvements and equipment, stated at cost, are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 5 to 50 years. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

Earnings Per Unit of Partnership Interest

  The computation of net income per unit of partnership interest is based on net income and the weighted average number of partnership units outstanding. The TRG units of partnership interest issuable under TRG's incentive option plan (Note
11) have not been included in the computation because the number of units issuable (using the treasury stock method) had a minimal effect on earnings per partnership unit.

Capitalization

  Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. Properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts of the properties may not be recoverable. Costs of potentially unsuccessful development pre-construction activities are provided for by charges to operations and written off if abandoned.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase.

Deferred Charges

  Direct financing and interest rate hedging costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

Stock-based Compensation Plans

  Stock-based compensation plans are accounted for under APB Opinion 25 and related interpretations.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Interest Rate Hedging Agreements

  Premiums paid for interest rate caps are amortized to interest expense over the terms of the cap agreements. Amounts received under the cap agreements are accounted for on an accrual basis, and recognized as a reduction of interest expense. The differential to be paid or received on swap agreements is accounted for on an accrual basis and recognized as an adjustment to interest expense.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of financial instruments:

   The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value due to the short maturity of these instruments.

   The fair value of TRG's debt is estimated based on quoted market prices if available, or on the current rates available to TRG for debt of similar terms and maturity and the assumption that debt will be prepaid at the earliest possible date.

   The fair value of interest rate hedging instruments is the amount that TRG would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates.


Note 2 - Equity Transactions

  In December 1996, TRG issued 3,048 units of partnership interest to TCO for the $75 million proceeds from TCO's December 1996 equity offering. TRG bore all expenses of TCO's offering, which have been accounted for as a reduction of the proceeds from TRG's issuance of units. Also in December 1996, TRG issued 333 units of partnership interest in connection with the exercise of incentive options (Note 11). Concurrently under TCO's continuing offer to exchange shares of common stock for certain partnership interests in TRG, TCO exchanged 652 thousand shares of common stock for the newly issued 333 units of TRG partnership interest. TRG used the net proceeds from the issuance of units to pay down short term floating rate debt and to acquire La Cumbre Plaza (Note 3). Additionally in 1996, TRG issued 3,096 units of partnership interest in connection with the acquisition of the remaining interest in Fairlane Town Center (Note 3).

  In December 1994, TRG issued 1,540 units of partnership interest in connection with the acquisition of Biltmore Fashion Park (Biltmore) (Note 3).

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3 - Acquisitions

Acquisition of La Cumbre Plaza

  In December 1996, TRG acquired La Cumbre Plaza (La Cumbre) in Santa Barbara, California for $22.25 million in cash. The Center is subject to four ground leases (three of which are participating). The leases expire in 2028. The acquisition was accounted for at fair value. The operating results of La Cumbre have been consolidated in TRG's financial statements from the acquisition date. The pro forma effect of the acquisition on 1995 and 1996 operating results was immaterial.

Acquisition of Remaining Interest in Fairlane Town Center

  In July 1996, TRG completed transactions that resulted in the acquisition of the 75% interest in Fairlane Town Center (Fairlane), previously held by a Joint Venture Partner. In connection with the transactions, TRG issued to the former Joint Venture Partner 3,096 units of partnership interest, exchangeable for approximately 6.1 million shares of TCO common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. The units issued represent limited partnership units. TRG also assumed mortgage debt of approximately $26 million, representing the former Joint Venture Partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and prepayment penalty of approximately $1.2 million. The acquisition, which resulted in TRG owning 100% of Fairlane, was accounted for at fair value. The operating results of Fairlane have been consolidated in TRG's financial statements from the acquisition date. Prior to the acquisition date, TRG's interest in Fairlane was accounted for under the equity method as a Joint Venture.

  Pro forma results of TRG's operations, assuming the Fairlane acquisition had occurred on January 1, 1995, are as follows:
                                                       Pro Forma
                                                 ---------------------
                                                       Year Ended
                                                      December 31
                                                      -----------
                                                    1995        1996
                                                    ----        ----

    Revenues                                     $ 257,258   $ 277,739
    Income before extraordinary items               87,029      87,158
    Net income                                     103,656      85,830

    Earnings per unit of partnership interest:
         Income before extraordinary items         $ 1,306     $ 1,304
         Net income                                  1,556       1,284

  The pro forma results are not necessarily indicative of what actual results would have been had the acquisition occurred on January 1, 1995, nor are they necessarily indicative of future results.

Acquisition of Paseo Nuevo

  In June 1996, TRG acquired Paseo Nuevo located in Santa Barbara, California, for $37 million in cash. The Center is owned subject to two participating ground leases with remaining terms of approximately 70 years. The acquisition was recorded at fair value. The operating results of Paseo Nuevo have been consolidated in TRG's financial statements from the acquisition date. The pro forma effect of the acquisition on 1995 and 1996 net income was immaterial.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Acquisition of Biltmore Fashion Park

  In December 1994, TRG acquired Biltmore Fashion Park (Biltmore), a regional shopping center located in Phoenix, Arizona, for $81.5 million in cash and 1,540 TRG units of partnership interest (exchangeable for approximately three million shares of TCO common stock, having a closing price of $9.875 on the day prior to the purchase date). The units issued represent limited partnership interests. TRG also assumed assessment bond obligations of approximately $3.6 million encumbering the Center. The bond service costs are recovered from tenants. The acquisition was accounted for at fair value. The operating results of Biltmore have been consolidated in TRG's financial statements from the acquisition date. The pro forma effect of the acquisition on 1994 operating results was immaterial.


Note 4 - Investments in Joint Ventures

  Following are TRG's investments in various real estate Joint Ventures which own regional retail shopping centers. TRG is also the managing general partner of these Joint Ventures. TRG's interest in each Joint Venture is as follows:

                                                                   TRG's %
                                                                  Ownership
                                                                    as of
         Joint Venture           Taubman Shopping Center      December 31, 1996
     ---------------------       -----------------------      ------------------

     Arizona Mills, L.L.C.       Arizona Mills (under              35% (Note 15)
                                   construction)
     Fairfax Associates          Fair Oaks                         50
     Lakeside Mall Limited       Lakeside                          50
       Partnership
     Rich-Taubman Associates     Stamford Town Center              50
     Taubman-Cherry Creek        Cherry Creek                      50
       Limited Partnership
     Taubman MacArthur           MacArthur Center (under           70
       Associates Limited          construction)
       Partnership
     Twelve Oaks Mall            Twelve Oaks Mall                  50
       Limited Partnership
     West Farms Associates       Westfarms                         79
     Woodfield Associates        Woodfield                         50
     Woodland                    Woodland                          50

  Arizona Mills, L.L.C. is developing Arizona Mills, a value super-regional mall in Tempe, Arizona, which will open in November 1997. Taubman MacArthur Associates Limited Partnership is developing MacArthur Center in Norfolk, Virginia. MacArthur Center is expected to open in the spring of 1999. TRG transferred to these Joint Ventures its accumulated pre-construction costs related to these projects (Note 5).

  In December 1995, the bank group holding the $99.5 million nonrecourse mortgage encumbering Bellevue Center acquired title to the Center through a nonjudicial foreclosure sale. The mortgage matured on November 1, 1995. TRG ceased to recognize the results of Bellevue Associates (Bellevue), TRG's 60% owned Joint Venture that owned the Center, as of November 1, 1995. TRG's share of Bellevue's net loss from operations for 1994 and the ten months ended October 31, 1995, was $1.1 million and $0.7 million, respectively.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  As a result of the foreclosure and debt extinguishment, Bellevue recognized an extraordinary gain of approximately $31.4 million, representing the difference between the carrying value of the debt and the fair value of the Center, net of related transaction costs on the extinguishment of debt, and an ordinary gain of approximately $4.4 million, representing the excess of the fair value of the Center over its carrying value. TRG's share of the extraordinary gain and its gain on the disposition of the Center, which was based on the carrying value of TRG's investment in Bellevue, were $18.9 million and $5.0 million, respectively. The carrying value of TRG's investment in Bellevue differed from TRG's 60% share of Bellevue's net deficiency in assets due to the elimination of intercompany profits on sales of services.

  In May 1994, West Farms Associates (Westfarms) redeemed a portion of a deceased Joint Venture Partner's interest for $12.7 million. As a result, TRG's ownership of Westfarms increased to approximately 79%.

  TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the Balance Sheet of the Unconsolidated Joint Ventures of the Taubman Realty Group Limited Partnership by $4.8 million and $8.6 million in 1995 and 1996. These differences are amortized over the useful lives of the related assets.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Combined balance sheet and results of operations information is presented below for all Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.

                                                       December 31
                                                  ----------------------
                                                     1995        1996
                                                     ----        ----
Assets:
  Properties                                      $ 373,803    $ 461,658
  Other assets                                      109,668       71,278
                                                  ---------    ---------
                                                  $ 483,471    $ 532,936
                                                  =========    =========
Liabilities and partners'
 accumulated deficiency in assets:
  Debt                                            $ 741,121    $ 724,162
  Capital lease obligation                                         5,000
  Other liabilities                                  50,227       53,817
  TRG accumulated deficiency in assets             (150,117)    (127,097)
  Joint Venture Partners'
   accumulated deficiency in assets                (157,760)    (122,946)
                                                  ---------    ---------
                                                  $ 483,471    $ 532,936
                                                  =========    =========

TRG accumulated deficiency in assets (above)      $(150,117)   $(127,097)
Elimination of intercompany profit                   (4,816)      (8,565)
                                                  ---------    ---------
Distributions in excess of net income
 of unconsolidated Joint Ventures                 $(154,933)   $(135,662)
                                                  =========    =========

                                                Year Ended December 31
                                            ------------------------------
                                              1994       1995       1996
                                              ----       ----       ----
Revenues                                    $268,815   $287,180   $265,337
                                            --------   --------   --------
Recoverable and other operating expenses    $103,784   $106,859   $100,164
Interest expense                              51,836     57,857     52,994
Depreciation and amortization                 24,177     25,471     23,837
                                            --------   --------   --------
Total operating costs                       $179,797   $190,187   $176,995
                                            --------   --------   --------
Income before extraordinary items           $ 89,018   $ 96,993   $ 88,342
Extraordinary items                           (3,468)    30,761
                                            --------   --------   --------
Net income                                  $ 85,550   $127,754   $ 88,342
                                            ========   ========   ========

Net income attributable to TRG              $ 43,266   $ 68,498   $ 47,413
Extraordinary items attributable to TRG        1,949    (18,327)
Realized intercompany profit                   6,048      7,769      4,802
                                            --------   --------   --------
Equity in income before extraordinary
  items of unconsolidated Joint Ventures    $ 51,263   $ 57,940   $ 52,215
                                            ========   ========   ========

                                                Year Ended December 31
                                            ------------------------------
                                              1994       1995       1996
                                              ----       ----       ----
TRG's beneficial interest in
unconsolidated Joint Ventures' operations:
  Revenues less recoverable
   and other operating expenses             $ 90,332   $ 96,120   $ 91,708
  Ordinary gain on disposition of Bellevue                5,005
  Interest expense                           (26,590)   (30,396)   (27,738)
  Depreciation and amortization              (12,479)   (12,789)   (11,755)
                                            --------   --------   --------
  Income before extraordinary items         $ 51,263   $ 57,940   $ 52,215
                                            ========   ========   ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Properties

  Properties, including peripheral land and development pre-construction costs, at December 31, 1995 and 1996 are summarized as follows:


                                                 1995            1996
                                                 ----            ----
Land                                         $  49,468      $   65,127
Buildings, improvements and equipment          798,553         957,185
Construction in process                         28,135          32,886
Assets under capital lease (Note 9)             14,418          39,849
Peripheral land                                  9,959           7,414
                                             ---------      ----------
                                             $ 900,533      $1,102,461
Development pre-construction costs
(See below)                                     25,674          24,412
                                             ---------      ----------
                                             $ 926,207      $1,126,873
                                             =========      ==========


  Depreciation expense for 1994, 1995 and 1996 was $21.8 million, $26.6 million and $29.6 million. Peripheral land consists primarily of undeveloped land generally adjacent to the Taubman Shopping Centers. Construction in process includes costs related to expansions and other improvements at various existing centers and leasehold improvements for The Mall at Tuttle Crossing (Note 9).

  TRG actively pursues opportunities for the development of new regional shopping centers. Development pre-construction activities, including market research, site location, environmental work, zoning permits and obtaining of anchor commitments, may take years to accomplish and ultimately may be abandoned. TRG provides a reserve for the cost of such potentially unsuccessful pre-construction activities.

  The activity in development pre-construction costs and the related reserve for 1995 and 1996 is summarized as follows:


                                           Costs      Reserve       Net
                                           -----      -------       ---
Balance, January 1, 1995                  $31,536    $ (8,348)    $23,188
Costs incurred                             16,595                  16,595
Charged to operations                                  (6,814)     (6,814)
Transfers to construction in process       (7,295)                 (7,295)
Costs of projects written off              (4,964)      4,964
                                          -------    --------     -------
Balance, December 31, 1995                $35,872    $(10,198)    $25,674
Costs incurred                             12,556                  12,556
Charged to operations                                  (8,501)     (8,501)
Transfers to investments in
 Joint Ventures                            (5,317)                 (5,317)
Costs of projects written off              (6,223)      6,223
                                          -------    --------     -------
Balance, December 31, 1996                $36,888    $(12,476)    $24,412
                                          =======    ========     =======

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1995 and 1996 are summarized as follows:

                                              1995            1996
                                              ----            ----
Leasing                                    $ 34,173        $ 38,353
Accumulated amortization                    (19,618)        (21,284)
                                           --------        --------
                                           $ 14,555        $ 17,069
Prepaid ground rent (Note 9)                 10,911           6,122
Deferred financing costs, net                 9,494           9,343
Other, net                                    7,367           8,960
                                           --------        --------
                                           $ 42,327        $ 41,494
                                           ========        ========


Note 7 - Other Liabilities

  In November 1992, the General Motors Hourly-Rate Employes Pension Trust and the General Motors Salaried Employes Pension Trust (GM Trusts), which indirectly own interests in TRG, entered into an agreement with TCO (the Cash Tender Agreement) pursuant to which the GM Trusts have certain rights to cause TCO to purchase their interests in TRG. TRG will pay the GM Trusts an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that TCO pays to the GM Trusts under the Cash Tender Agreement.


Note 8 - Debt

Unsecured Notes Payable

  Unsecured notes payable at December 31, 1995 and 1996 consists of the following:

                                                   1995         1996
                                                   ----         ----

  7% Notes due 2003                             $199,644     $199,679
  8% Notes due 1999                              199,933      199,950
  Floating Rate Notes due 1997                    99,900       99,955
  Medium-Term Notes:
   Floating rate notes:
     Three month LIBOR plus 0.80% due 1998                   $ 20,000
     Three month LIBOR plus 0.77% due 1998                     14,000
     Three month LIBOR plus 0.90% due 1999                     20,000
     Three month LIBOR plus 1.05% due 2001                     30,000
   Fixed rate notes:
     7.38% Notes due 2000                       $ 13,000       13,000
     7.31% Notes due 2000                          2,000        2,000
     7.19% Notes due 2000                          5,000        5,000
     7.22% Notes due 2001                          8,400        8,400
     8.00% Notes due 2001                                      69,976
     7.40% Notes due 2002                          5,000        5,000
     7.50% Notes due 2002                         99,698       99,745
                                                --------     --------
   Total Medium-Term Notes                      $133,098     $287,121
                                                --------     --------
  Total Unsecured Notes Payable                 $632,575     $786,705
                                                ========     ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  In 1995, TRG entered into a swap agreement to effectively change the character of its Floating Rate Notes due 1997 to a fixed rate obligation at a rate of 6.15% from three month LIBOR plus 0.5%.

  TRG has issued $287 million of Medium-Term Notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

  TRG's loan agreements and indenture contain various restrictive covenants including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all covenants.

Mortgage Notes Payable

  Mortgage notes payable at December 31, 1995 and 1996 consists of the following:

                                              1995        1996
                                              ----        ----

      Fixed rate, amortizing               $ 14,496    $ 13,703
      Fixed rate, nonamortizing             146,000     146,000
                                           --------    --------
                                           $160,496    $159,703
                                           ========    ========

  Mortgage debt is collateralized by properties with a net book value of $148.2 million as of December 31, 1996. Of the December 31, 1996 balance, $13.7 million is due in monthly installments with maturities at various dates through 2019, and fixed interest rates between 6.00% and 7.20% or a weighted average rate of 6.79%. The remainder of the balance represents an 8.36% note due in 2004.

  The following table presents scheduled principal payments on mortgage debt as of December 31, 1996.

                        1997                  $    838
                        1998                       896
                        1999                       738
                        2000                       563
                        2001                       602
                        Thereafter             156,066
                                              --------
                        Total                 $159,703
                                              ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Other Notes Payable

  Other notes payable at December 31, 1995 and 1996 consists of the following:

                                                            1995       1996
                                                            ----       ----
  Commercial  paper,  face amount of $45 million,
    supported by a line of credit facility up to
    $75 million, secured by deed of trust on one
    Taubman Shopping Center, 5.50% stated interest
    rate at December 31, 1996                            $ 74,878   $ 44,897
  Notes payable to banks
    Line of credit,  unsecured,  maximum  borrowing
      available of $200 million, interest at LIBOR
      plus 1.50%, maturing May 1998 (see below)            76,500
    Line of credit, unsecured, maximum borrowing
      available of $30 million, interest based on a
      variable bank borrowing rate, 6.50% at
      December 31, 1996, maturing August 1998              10,800     10,100
                                                         --------   --------
                                                         $162,178   $ 54,997
                                                         ========   ========

  Commercial paper is generally sold with a 30 day maturity. The underlying credit facility is renewable quarterly for a twelve month period.

  As of December 31, 1996, TRG had available for general partnership purposes an unsecured revolving credit facility of $200 million, which was scheduled to expire in May 1998. In March 1997, TRG completed the renegotiation of terms increasing the facility to $300 million, reducing the current contractual interest rate by 60 basis points to LIBOR plus 90 basis points and extending the maturity until March 2000. Included in the credit facility is a competitive bid option program which allows TRG to hold auctions, among the banks participating in the facility, for short term borrowings of up to $150 million. The facility agreements contain various restrictive covenants, including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all covenants.

Interest Expense

  Interest paid in 1994, 1995 and 1996, net of amounts capitalized of $7.1 million, $6.9 million and $5.7 million in 1994, 1995 and 1996, approximated $47.7 million, $62.2 million and $69.8 million.

Extraordinary Items

  In 1996, TRG recognized an extraordinary charge to income of $1.3 million primarily consisting of a prepayment penalty related to the extinguishment of debt at a wholly owned Center. In 1995, TRG recognized an extraordinary gain of approximately $18.9 million, related to the extinguishment of debt at Bellevue (Note 4) and $2.2 million of extraordinary charges, consisting primarily of prepayment penalties, related to the extinguishment of debt of TRG and a Joint Venture. TRG recognized extraordinary charges to income in 1994, consisting of prepayment penalties of approximately $44.7 million related to the extinguishment of secured debt of TRG and certain of its Joint Ventures.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Interest Rate Hedging Instruments

  TRG enters into interest rate agreements to reduce its exposure to changes in the cost of its floating rate debt. As of December 31, 1996, the following interest rate cap agreements were outstanding:


      Notional                  Frequency
       Amount        LIBOR       of Rate
   (in millions)    Cap Rate     Resets                    Term
   -------------    --------    --------      ------------------------------
       $ 100          6.0%       Monthly       January 1996 to January 1997
          75          6.0%       Monthly       January 1996 to January 1997
         100          6.5%       Monthly       January 1997 to January 1998
         100          6.5%    Three Months    November 1997 to December 1998

  TRG also has a swap agreement which hedges TRG's Floating Rate Notes due 1997 (see Unsecured Notes Payable above).

  TRG is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap and swap agreements, but has no off-balance sheet risk of loss. TRG anticipates that its counterparties will fully perform their obligations under the agreements.


Fair Value of Financial Instruments Related to Debt

  The estimated fair values of TRG's financial instruments at December 31, 1995 and 1996 are as follows:


                                                December 31
                               --------------------------------------------
                                        1995                   1996
                               --------------------   ---------------------
                               Carrying      Fair      Carrying      Fair
                                 Value       Value       Value       Value
                               --------    --------    --------    --------
Unsecured notes payable        $632,575    $651,200    $786,705    $794,828
Mortgage notes payable          160,496     175,018     159,703     168,229
Other notes payable             162,178     162,178      54,997      54,997
Interest rate instruments:
  In a receivable position          294          33         964         412
  In a payable position              19        (718)        (17)        (76)

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Beneficial Interest in Debt and Interest

  TRG's beneficial interest in the debt (excluding capital lease obligations), capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its unconsolidated Joint Ventures (Note 4) is summarized as follows:

                                          TRG's Share    TRG's         TRG's
                                   Joint    of Joint  Consolidated  Beneficial
                                 Ventures   Ventures  Subsidiaries   Interest
                                 --------   --------  ------------   -------
Debt as of:
  December 31, 1995              $741,121  $ 390,680   $  955,249  $1,345,929
  December 31, 1996               724,162    396,962    1,001,405   1,398,367


Capitalized interest:
                 1994             $ 3,604    $ 1,801      $ 7,098     $ 8,899
                 1995               3,481      1,799        6,852       8,651
                 1996               4,790      3,187        5,682       8,869

Interest expense
(net of capitalized interest):
                 1994            $ 51,836   $ 26,590     $ 47,732    $ 74,322
                 1995              57,857     30,396       65,858      96,254
                 1996              52,994     27,738       70,454      98,192


Note 9 - Leases

Operating Leases

  Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1996 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                     1997                 $ 169,067
                     1998                   160,302
                     1999                   146,228
                     2000                   123,528
                     2001                   106,405
                     Thereafter             338,880

  Minimum rent received from former related parties was $2.1 million in 1994.

  Revenues derived from the combined operations of The Limited provided approximately 9.5%, 8.2% and 8.0% of total revenues in 1994, 1995 and 1996, respectively. Amounts due from The Limited at December 31, 1995 were $134 thousand. There were no amounts due from The Limited at December 31, 1996.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Certain Taubman Shopping Centers, as lessees, have ground leases expiring at various dates through the year 2076. In addition, the Manager leases its office facilities. Rental payments under ground and office leases were $7.1 million, $7.3 million and $8.0 million in 1994, 1995 and 1996. Included in these amounts are related party office rental payments of $2.3 million, $2.8 million and $3.0 million in 1994, 1995 and 1996.

  The following is a schedule of future minimum rental payments required under operating leases. These amounts exclude adjustments every five years based on the Consumer Price Index or a factor defined in the lease for one property, a 10% participation in cash flow for years 2022 to 2076 and supplemental ground rent under the lease of another property, and participation in cash flows over amounts specified in leases of two other properties. Contingent rental expense was $65 thousand in 1996. Future minimum rental payments are summarized as follows:

                     1997                   $ 9,205
                     1998                     8,318
                     1999                     8,388
                     2000                     8,219
                     2001                     7,890
                     Thereafter             199,970

   The table above includes $2.6 million, $2.8 million, $2.9 million, $2.8 million, $2.5 million and $8.4 million of related party amounts in 1997, 1998, 1999, 2000, 2001 and thereafter.

   Included in deferred charges is approximately $6.1 million representing lump-sum payments for base rent on two parcels of adjacent land (a leasehold interest in a third parcel was sold in 1996). These costs are being charged to operations over the 87 and 99 year terms of the leases.

Memorial City Mall Lease

   In November 1996, TRG entered into an agreement to lease Memorial City Mall, located in Houston, Texas. The lease of this unencumbered property grants TRG the exclusive right to manage, lease and operate the property. The annual rent is initially $7 million. TRG has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. Accordingly, the lease will be accounted for as an operating lease during the option period. TRG will use this option period to evaluate the redevelopment opportunities of the center.

   If TRG does not exercise its option to terminate the lease at the end of the third full lease year, the lease continues for another 52 years and provides for increases in rent every ten years based on 75% of the increase in the Consumer Price Index between 1996 and the then current year. Under the terms of the lease, TRG has agreed to invest a minimum of $3 million during the three year option period. If the redevelopment proceeds, TRG is required to invest an additional $22 million in property expenditures not recoverable from tenants during the first 10 years of the lease term.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Capital Lease Obligation

   In November 1995, TRG completed an agreement with Tuttle Holding Co., which owns the land on which The Mall at Tuttle Crossing is located, to lease the land and mall buildings, which are currently under construction. The term of the lease is from the date of signing the lease to 90 years from the date of the opening of the Center. The Center will open in July 1997. Minimum lease payments of $4.4 million will be due annually after the opening of the Center. TRG will also pay additional rent based on achieved levels of net operating income as specified in the agreement (NOI); 100% of the portion of NOI which is over $11.6 million but less than or equal to $14.4 million, 30% of the portion of NOI between $14.4 million and $18.3 million, and 50% of the portion of NOI over $18.3 million.

   As of December 31, 1996, future minimum lease payments for this capital lease are as follows:

       1997                                             $   1,943
       1998                                                 4,430
       1999                                                 4,430
       2000                                                 4,430
       2001                                                 4,430
       Remainder                                          379,037
                                                        ---------
       Total minimum obligation                         $ 398,700
       Less interest                                     (343,379)
                                                        ---------
       Net minimum obligation                           $  55,321
       Less amounts related to assets not
         yet constructed                                  (15,472)
                                                        ---------
       Capital lease obligation at December 31, 1996    $  39,849
                                                        =========


Note 10 - Transactions with Affiliates

  The revenue from management, leasing and development services is derived primarily from transactions with affiliates. Accounts receivable from related parties includes amounts related to reimbursement of third-party (non-affiliated) costs.

  Other related party transactions are described in Notes 9, 11 and 15.


Note 11 - The Manager

  The Manager, The Taubman Company Limited Partnership, provides property management, leasing and development services to the Taubman Shopping Centers and affiliates.

  The Manager has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 1994 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.5 million in each of the three years ended December 31, 1994, 1995 and 1996.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  TRG has an incentive option plan for employees of the Manager. Currently, 4,500 units of partnership interest may be issued under the plan. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant.

   A summary of the status of the plan as of December 31, 1994, 1995, and 1996, and changes during the years ending on those dates is presented below:

                              1994                       1995                     1996
                     ------------------------   -----------------------   ----------------------
                             Weighted-Average          Weighted-Average         Weighted-Average
                              Exercise Price            Exercise Price           Exercise Price
   Options           Units       Per Unit       Units     Per Unit        Units    Per Unit
  ---------          -----       --------       -----     --------        -----    --------
Outstanding at
 beginning
 of year             3,249       $ 22,253       3,659     $ 22,460        4,119    $ 22,073
Granted                429         24,036         472       19,088
Exercised                                                                  (333)     22,000
Cancelled              (19)        22,429         (12)      22,541         (250)     21,850
                       ---                        ---                     -----
Outstanding at
  end of year        3,659         22,460       4,119       22,073        3,536      22,095
                     =====                      =====                     =====
Options vested
  at year end        224           22,364       1,195       22,092        1,908      22,187

  The weighted average fair value per unit of options granted during 1995 was $2.7 thousand. There were no grants in 1996. TRG used a binomial option price model to determine the grant date fair values of the 1995 grants. The 1995 calculations of fair value are based on the following assumptions: a volatility rate of 22%, a risk-free rate of return of approximately 8%, and a dividend yield of approximately 9%. Options outstanding at December 31, 1996 have a remaining weighted-average contractual life of 6.3 years and range in exercise price from $18.5 thousand to $27.4 thousand.

  TRG applies APB Opinion 25 and related Interpretations in accounting for the plan. The exercise price of all outstanding options granted under the plan was equal to market value on the date of grant. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates for 1995 awards (there were no grants in 1996) under the plan consistent with the method of FASB Statement 123, the pro forma effect on TRG's earnings and earnings per unit of partnership interest would not have been material.

  Effective January 1, 1996, the Manager adopted The Taubman Company Long-Term Performance Compensation Plan. Annually, eligible employees will be granted contingent notional TRG units of partnership interest, the ultimate number of which will be based on the employee's performance. These awards, which will vest on the third anniversary of the date of grant, will also accrue deemed distributions in the form of additional notional units each time TRG makes a distribution to its partners. Upon vesting, additional notional units may be granted based on the performance of the employee and the Manager and/or TRG. The awards will be paid to the employee in cash upon vesting, based on the value of TRG's units of partnership interest, unless the employee elects to defer payment as provided in the plan. The cost of this plan was approximately $2.0 million for 1996.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 12 -  Supplemental Disclosures of Non-Cash Activities

Supplemental disclosures of non-cash investing and financing activities:

                                              Year Ended December 31
                                           ----------------------------
                                           1994        1995        1996
                                           ----        ----        ----

  Issuance of units of partnership
    interest  in connection with
    the purchase of  Biltmore
    Fashion Park                         $ 29,656
  Capital lease obligation                           $ 14,418    $ 25,431


Note 13 - Contingencies

  TRG is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on TRG's assets or results of operations.


Note 14 - Quarterly Financial Data (Unaudited)

  The following is a summary of quarterly results of operations for 1995 and 1996.

                                                            1995
                                            ----------------------------------
                                            First     Second  Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            ----------------------------------
                                             (in thousands, except unit data)

  Revenues                                  $53,485  $55,602  $58,052  $61,779
  Equity in income of
   unconsolidated Joint Ventures             14,028   12,690   11,867   19,355
  Income before extraordinary items          19,460   17,260   17,809   25,170
  Net Income                                 19,460   15,035   17,809   44,022
  Per Unit of Partnership Interest:
    Income before extraordinary items          $306     $272     $280     $397
    Net Income                                  306      237      280      693


                                                            1996
                                            ----------------------------------
                                            First     Second  Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -----------------------------------
                                             (in thousands, except unit data)

  Revenues                                  $59,732  $59,817  $66,077  $77,103
  Equity in income of
   unconsolidated Joint Ventures             13,363   12,748   13,552   12,552
  Income before extraordinary item           20,868   18,500   20,940   23,786
  Net Income                                 20,868   18,500   19,612   23,786
  Per Unit of Partnership Interest:
    Income before extraordinary item           $329     $291     $317     $353
    Net Income                                  329      291      297      353

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15 - Subsequent Event

  TRG's ownership interest in Arizona Mills, L.L.C. increased in January 1997 to 37% as a result of Arizona Mills, L.L.C.'s redemption of a former owner's 5% interest for $2.8 million (the former owner is an affiliate of a partner in TRG). Also in January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of the principal and interest is recourse to each of the owners of Arizona Mills to the extent of their ownership percentage.

                                                                     Schedule II
                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1994, 1995 and 1996
                                 (in thousands)

                                                                    Additions
                                                           --------------------------
                                           Balance at      Charged to      Charged to                      Balance
                                            beginning       costs and        other                         at end
                                             of year        expenses        accounts      Write-offs       of year
                                            ---------      ----------      ----------    ------------     ---------
Year ended December 31, 1994:
  Allowance for doubtful receivables         $   647          1,323              0          (1,468)        $   502
                                             =======          =====          =====          ======         =======

  Development pre-construction reserve       $ 3,959          4,389              0               0         $ 8,348
                                             =======          =====          =====          ======         =======

Year Ended December 31, 1995:
  Allowance for doubtful receivables         $   502            818              0            (939)        $   381
                                             =======         ======          =====          ======         =======

  Development pre-construction reserve       $ 8,348          6,814              0          (4,964)        $10,198
                                             =======          =====          =====          ======         =======

Year ended December 31, 1996:
  Allowance for doubtful receivables         $   381          1,295             42(1)       (1,325)        $   393
                                             =======          =====          =====          ======         =======

  Development pre-construction reserve       $10,198          8,501              0          (6,223)        $12,476
                                             =======          =====          =====          ======         =======



(1) Represents the balance of Fairlane's allowance for doubtful receivables as of the date of TRG's acquisition of additional interests in Fairlane.
     Subsequent to the acquisition date, the accounts of Fairlane have been consolidated in TRG's financial statements.

                                                      THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP                      Schedule III
                                                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                    December 31, 1996
                                                                     (in thousands)

                                                                                             Gross Amount at Which
                                       Initial Cost                                      Carried at Close of Period
                                        to Company                Cost          ---------------------------------------
                                    -------------------       Capitalized                                   Accumulated     Total
                                            Buildings and      Subsequent                                  Depreciation    Cost Net
                                    Land     Improvements    to Acquisition    Land       BI&E      Total      (A/D)        of A/D
                                    ----     ------------    --------------    ----       ----      -----     -------       ------
Taubman Shopping Centers:
 Beverly Center, Los Angeles, CA   $     0    $131,187        $ 16,162        $     0   $  147,349  $  147,349  $ 43,832    $103,517
 Biltmore, Phoenix, AZ              18,000      96,864             829         18,000       97,693     115,693     6,220     109,473
 Briarwood, Ann Arbor, MI            4,027      47,761           6,111          4,027       53,872      57,899    26,209      31,690
 Columbus City Center,
  Columbus, OH                           0      57,996             554              0       58,550      58,550    13,865      44,685
 Fairlane Town Center,
  Dearborn, MI                      14,067      88,320             559         14,067       88,879     102,946     6,784      96,162
 Hilltop, Richmond, CA               2,522      36,554           6,830          2,522       43,384      45,906    15,871      30,035
 La Cumbre Plaza, Santa Barbara, CA      0      23,159               0              0       23,159      23,159        34      23,125
 Lakeforest, Gaithersburg, MD        4,047      18,153           6,124          4,047       24,277      28,324    15,139      13,185
 Marley Station, Glen Burnie, MD     3,692      45,538          10,966          3,692       56,504      60,196    25,121      35,075
 Meadowood Mall, Reno, NV            1,890      14,116          13,508          1,890       27,624      29,514    11,795      17,719
 Paseo Nuevo, Santa Barbara, CA          0      35,210              17              0       35,227      35,227       561      34,666
 The Mall at Short Hills,
  Short Hills, NJ                   16,000     116,315         121,580         16,000      237,895     253,895    30,257     223,638
 Stoneridge, Pleasanton, CA            882      25,265          15,777            882       41,042      41,924    22,465      19,459
 Other:
 Manager's Office Facilities             0           0          20,605              0       20,605      20,605    15,710       4,895
 Peripheral Land                     7,414           0               5          7,414            5       7,419         0       7,419
 Construction in Process and
  Development Pre-construction
  Costs                                  0      52,147           5,151              0       57,298      57,298         0      57,298
 Assets under Capital Lease              0      39,849               0              0       39,849      39,849         0      39,849
 Other                                   0       1,120               0              0        1,120       1,120       167         953
                                   -------    --------        --------        -------   ----------  ----------  --------    --------
TOTAL                              $72,541    $829,554        $224,778        $72,541   $1,054,332  $1,126,873  $234,030    $892,843
                                   =======    ========        ========         =======  ==========  ==========  ========    ========

                                                        Date of
                                                     Completion of
                                                    Construction or  Depreciable
                                       Encumbrances   Acquisition       Life
                                       ------------   -----------       ----
Taubman Shopping Centers:
 Beverly Center, Los Angeles, CA        $146,000         1982        40 Years
 Biltmore, Phoenix, AZ                     3,183(1)      1994        40 Years
 Briarwood, Ann Arbor, MI                      0         1973        33 Years
 Columbus City Center,
  Columbus, OH                             8,175         1989        31 Years
 Fairlane Town Center,
  Dearborn, MI                                 0         1996        40 Years
 Hilltop, Richmond, CA                       982(1)      1976        50 Years
 La Cumbre Plaza, Santa Barbara, CA            0         1996        40 Years
 Lakeforest, Gaithersburg, MD                  0         1978        31 Years
 Marley Station, Glen Burnie, MD               0         1987        40 Years
 Meadowood Mall, Reno, NV                      0         1979        40 Years
 Paseo Nuevo, Santa Barbara, CA                0         1996        40 Years
 The Mall at Short Hills,
  Short Hills, NJ                              0         1980        40 Years
 Stoneridge, Pleasanton, CA               46,260(1)(2)   1980        40 Years
Other:
 Manager's Office Facilities                   0
 Peripheral Land                               0
 Construction in Process and
  Development Pre-construction
  Costs                                        0
 Assets under Capital Lease               39,849
 Other                                         0
                                        --------
TOTAL                                   $244,449
                                        ========

                                                          (Schedule III (cont.))

The changes in total real estate assets for the three years ended December 31, 1996 are as follows:

                                     1994       1995        1996
                                     ----       ----        ----

    Balance, beginning of year     $665,978   $843,960   $  926,207
      Acquisitions                  114,864                 150,522
      New development
       and improvements              67,752     85,109       50,903
      Disposals                      (4,634)    (2,862)      (3,808)
      Transfers In, net (3)                                   3,049
                                   --------   --------   ----------
    Balance, end of year           $843,960   $926,207   $1,126,873
                                   ========   ========   ==========

The changes in accumulated depreciation and amortization for the three years ended December 31, 1996 are as follows:

                                     1994        1995       1996
                                     ----        ----       ----

    Balance, beginning of year    $(156,524)  $(175,358)  $(200,440)
      Depreciation for year         (21,770)    (26,574)    (29,570)
      Disposals                       2,936       1,492       1,290
      Transfers In (3)                                       (5,310)
                                  ---------   ---------   ---------
    Balance, end of year          $(175,358)  $(200,440)  $(234,030)
                                  =========   =========   =========

                                                          (Schedule III (cont.))



(1) Includes assessment bonds payable encumbering the Centers of $3,183 at Biltmore, $982 at Hilltop, and $1,363 at Stoneridge.
(2) Encumbrances include $44,897 of commercial paper, secured by a deed of trust on Stoneridge, classified as "Other Notes Payable" in the December 31, 1996 Balance Sheet of The Taubman Realty Group Limited Partnership.
(3) Primarily represents consolidation in 1996 of TRG's original 25% interest in Fairlane's assets (costs of acquiring the remaining 75% interest are included in Acquisitions above), net of transfers of pre-construction costs to construction in process of two Joint Ventures.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                          COMBINED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1995 AND 1996 AND
          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                          INDEPENDENT AUDITORS' REPORT





Partners
The Taubman Realty Group Limited Partnership

  We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the "Partnership") as of December 31, 1995 and 1996, and the related combined statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Detroit, Michigan
February 17, 1997

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                                 (in thousands)






                                                  December 31
                                             ---------------------
                                                1995        1996
                                                ----        ----
Assets:
  Properties (Notes 2, 4 and 6)              $ 570,066   $ 650,149
    Accumulated depreciation and
    amortization                               196,263     188,491
                                              --------     -------
                                             $ 373,803   $ 461,658

  Cash and cash equivalents                     51,344      25,924
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $157 and $90 in 1995 and 1996               12,892       7,142
  Note receivable from Joint Venture Partner
    (Note 6)                                     1,900       1,600
  Deferred charges and other assets
    (Notes 3 and 6)                             43,532      36,612
                                             ---------   ---------
                                             $ 483,471   $ 532,936
                                             =========   =========

Liabilities:
  Mortgage notes payable (Note 4)            $ 738,468   $ 721,809
  Other notes payable (Note 4)                   2,653       2,353
  Capital lease obligation (Note 5)                          5,000
  Accounts payable and other liabilities        50,227      53,817
                                             ---------   ---------
                                             $ 791,348   $ 782,979
Commitments (Note 5)

Accumulated deficiency in assets:
  TRG                                        $(150,117)  $(127,097)
  Joint Venture Partners                      (157,760)   (122,946)
                                             ---------   ---------
                                             $(307,877)  $(250,043)
                                             ---------   ---------
                                             $ 483,471   $ 532,936
                                             =========   =========


                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF OPERATIONS
                                 (in thousands)




                                                 Year Ended December 31
                                             ------------------------------
                                                1994       1995      1996
                                                ----       ----      ----

Revenues:
  Minimum rents                              $157,374   $166,244   $157,212
  Percentage rents                              4,808      3,629      3,951
  Expense recoveries                           96,711    101,455     95,244
  Other                                         9,922     11,444      8,930
  Gain on disposition of Bellevue (Note 1)                 4,408
                                             --------   --------   --------
                                             $268,815   $287,180   $265,337
                                             --------   --------   --------
Operating Costs:
  Recoverable expenses (Note 6)              $ 83,531   $ 88,250   $ 81,799
  Other operating (Note 6)                     20,253     18,609     18,365
  Interest expense (Note 4)                    51,836     57,857     52,994
  Depreciation and amortization                24,177     25,471     23,837
                                             --------   --------   --------
                                             $179,797   $190,187   $176,995
                                             --------   --------   --------

Income before extraordinary items            $ 89,018   $ 96,993   $ 88,342
Extraordinary items (Notes 1 and 4)            (3,468)    30,761
                                             --------   --------   --------
Net Income                                   $ 85,550   $127,754   $ 88,342
                                             ========   ========   ========

Allocation of net income:
Attributable to TRG                          $ 43,266   $ 68,498   $ 47,413
Attributable to Joint Venture Partners         42,284     59,256     40,929
                                             --------   --------   --------
                                             $ 85,550   $127,754   $ 88,342
                                             ========   ========   ========


                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

             COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
                  Years ended December 31, 1994, 1995 and 1996
                                 (in thousands)




                                                 Joint Venture
                                         TRG        Partners       Total
                                         ---     -------------     -----


Balance, January 1, 1994              $(132,488)   $(138,321)   $(270,809)
Cash contributions                        1,132        1,166        2,298
Cash distributions                      (77,238)     (75,363)    (152,601)
Redemption of Joint Venture
  Partner's interest (Note 1)                          2,631        2,631
Net income                               43,266       42,284       85,550
                                      ---------    ---------    ---------
Balance, December 31, 1994            $(165,328)   $(167,603)   $(332,931)
Cash distributions                      (53,287)     (49,413)    (102,700)
Net income                               68,498       59,256      127,754
                                      ---------    ---------    ---------
Balance, December 31, 1995            $(150,117)   $(157,760)   $(307,877)
Cash contributions                       21,201       24,958       46,159
Non-cash contributions (Note 1)           5,942        9,750       15,692
Cash distributions                      (55,146)     (51,654)    (106,800)
TRG purchase of Fairlane interest
  (Note 1)                                3,610       10,831       14,441
Net income                               47,413       40,929       88,342
                                      ---------    ---------    ---------
Balance, December 31, 1996            $(127,097)   $(122,946)   $(250,043)
                                      =========    =========    =========


                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                  Year Ended December 31
                                            ----------------------------------
                                               1994        1995        1996
                                               ----        ----        ----

Cash Flows From Operating Activities:
  Income before extraordinary items         $  89,018   $  96,993   $  88,342
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             24,177      25,471      23,837
     Provision for losses on accounts
      receivable                                1,274         974       1,303
     Gains on sales of land                      (815)     (1,303)
     Gain on disposition of Bellevue
       (Note 1)                                            (4,408)
     Other                                      1,755       2,493       2,922
  Increase (decrease) in cash attributable
    to changes in assets and liabilities:
    Receivables, deferred
      charges and other assets                (10,233)    (10,128)     (1,811)
    Accounts payable and other liabilities      1,913       4,258       6,491
                                            ---------   ---------   ---------
Net Cash Provided By Operating Activities   $ 107,089   $ 114,350   $ 121,084
                                            ---------   ---------   ---------

Cash Flows From Investing Activities:
  Additions to properties                   $ (46,128)  $ (48,320)  $(105,031)
  Restricted cash for expansion (Note 4)       25,954      40,879       1,309
  Proceeds from sales of land                     869       1,390
  Redemption of Joint Venture Partner's
   Interest (Note 1)                          (12,743)
                                            ---------   ---------   ---------
Net Cash Used In Investing Activities       $ (32,048)  $  (6,051)  $(103,722)
                                            ---------   ---------   ---------

Cash Flows From Financing Activities:
  Debt proceeds                             $ 180,768   $ 235,030   $  20,529
  Debt payments                                (3,379)     (6,665)     (2,670)
  Extinguishment of debt                      (94,616)   (189,705)
  Debt issuance costs                          (6,828)     (6,198)
  Cash contributions from partners              2,298                  46,159
  Cash distributions to partners             (152,601)   (102,700)   (106,800)
                                            ---------   ---------   ---------
Net Cash Used In Financing Activities       $ (74,358)  $ (70,238)  $ (42,782)
                                            ---------   ---------   ---------

Net Increase (Decrease) In Cash             $     683   $  38,061   $ (25,420)

Cash and Cash Equivalents at Beginning
 of Year                                       12,600      13,283      51,344
                                            ---------   ---------   ---------

Cash and Cash Equivalents at End of Year    $  13,283   $  51,344   $  25,924
                                            =========   =========   =========


                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1996



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

  The Taubman Realty Group Limited Partnership (TRG) owns interests in joint ventures (Joint Ventures) which in turn own regional retail shopping centers (Taubman Shopping Centers). TRG has engaged the Manager (The Taubman Company Limited Partnership, which is approximately 99% beneficially owned by TRG) to provide all property management and leasing services for all of the Taubman Shopping Centers and to provide corporate, development, and acquisition services. For financial statement reporting purposes, the accounts of the Joint Ventures have been combined in these financial statements. Generally, net profits and losses of the Joint Ventures are allocated to TRG and the outside partners (Joint Venture Partners) in accordance with their ownership percentages.

  Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Joint Ventures

  TRG's interest in each of the Joint Ventures at December 31, 1996, is as follows:

                                                                   TRG's %
         Joint Venture           Taubman Shopping Center          Ownership
     ---------------------       -----------------------          ---------

     Arizona Mills, L.L.C.       Arizona Mills (under               35% (Note 7)
                                   construction)
     Fairfax Associates          Fair Oaks                          50
     Lakeside Mall Limited       Lakeside                           50
       Partnership
     Rich-Taubman Associates     Stamford Town Center               50
     Taubman-Cherry Creek        Cherry Creek                       50
       Limited Partnership
     Taubman MacArthur           MacArthur Center (under            70
       Associates Limited          construction)
       Partnership
     Twelve Oaks Mall            Twelve Oaks Mall                   50
       Limited Partnership
     West Farms Associates       Westfarms                          79
     Woodfield Associates        Woodfield                          50
     Woodland                    Woodland                           50

  Arizona Mills, L.L.C. is developing Arizona Mills, a value super-regional mall in Tempe, Arizona, which will open in November 1997. In 1996, Arizona Mills, L.L.C. purchased for $24.8 million approximately 116 acres of land on which the Center is being constructed from an affiliate of a partner in TRG and of a former owner in Arizona Mills (Note 7). Taubman MacArthur Associates Limited Partnership (MacArthur) is developing MacArthur Center in Norfolk, Virginia. MacArthur Center is expected to open in the spring of 1999. Also in 1996, TRG and the other owners of Arizona Mills and MacArthur contributed non-cash pre-construction costs related to these projects totaling $15.7 million.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


  In July 1996, TRG completed transactions that resulted in it acquiring the 75% interest in Fairlane Town Center (Fairlane) previously held by a Joint Venture Partner. TRG also assumed mortgage debt of approximately $26 million, representing the former Joint Venture Partner's beneficial interest in the $34.6 million mortgage encumbering the property. The accounts of Fairlane are included in these combined financial statements until the acquisition date. On the acquisition date, the book values of Fairlane's assets and liabilities were approximately $25 million and $39 million, respectively.

  In December 1995, the bank group holding the $99.5 million nonrecourse mortgage encumbering Bellevue Center acquired title to the Center through a nonjudicial foreclosure sale. The mortgage matured on November 1, 1995. TRG ceased to recognize the results of Bellevue Associates (Bellevue), TRG's 60% owned Joint Venture that owned the Center, as of November 1, 1995, and, accordingly, the accounts of Bellevue Associates are not included in these combined financial statements from that date.

  As a result of the foreclosure and debt extinguishment, Bellevue recognized in 1995 an extraordinary gain of approximately $31.4 million, representing the difference between the carrying value of the debt and the fair value of the Center, net of related transaction costs, and an ordinary gain of approximately $4.4 million, representing the excess of the fair value of the Center over its carrying value. The extinguishment of the debt and write off of the Center's carrying value represent non-cash transactions.

  In May 1994,  West Farms  Associates  redeemed  a portion of a deceased  Joint
Venture Partner's interest for $12.7 million. As a result, TRG's ownership increased to approximately 79%, up from 68%. The excess of the redemption price over the book value of the interests was allocated to properties.

Revenue Recognition

  Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on an accrual basis as earned, the result of which does not differ materially from a straight-line method. Percentage rents are recognized on an accrual basis as earned. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants.

Depreciation and Amortization

  Buildings, improvements and equipment, stated at cost, are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets which range from 3 to 55 years. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

Capitalization

  Costs related to the acquisition, development, construction, and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. Properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts of the properties may not be recoverable.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Deferred Charges

  Direct financing and interest rate hedging costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

Interest Rate Hedging Agreements

  Premiums paid for interest rate caps are amortized to interest expense over the terms of the cap agreements. Amounts received under the cap agreements are accounted for on an accrual basis, and recognized as a reduction of interest expense. The differential to be paid or received on swap agreements is accounted for on an accrual basis and recognized as an adjustment to interest expense.

Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of financial instruments:

  The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value due to the short maturity of these instruments.

  The fair value of mortgage notes and other notes payable is estimated based on quoted market prices if available, or on the current rates available to the Joint Ventures for debt of similar terms and maturity and the assumption that debt will be prepaid at the earliest possible date.

  The fair value of interest rate hedging  instruments is the  amount the Joint
    Venture would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Properties

  Properties, at December 31, 1995 and 1996, are summarized as follows:

                                                1995        1996
                                              -------   ---------

   Land                                       $ 25,773    $ 23,287
   Buildings, improvements and equipment       503,124     476,283
   Construction in process                      40,502     149,912
   Peripheral land                                 667         667
                                              --------    --------
                                              $570,066    $650,149
                                              ========    ========

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


  Depreciation expense for 1994, 1995 and 1996 was $17.1 million, $18.4 million and $18.0 million. Peripheral land primarily consists of undeveloped land generally adjacent to the Taubman Shopping Centers. Construction in process includes costs related to expansions and other improvements at various centers. Assets under capital lease of $5.0 million are included in the table above in buildings, improvements and equipment.


Note 3 - Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1995 and 1996 are summarized as follows:

                                                1995        1996
                                                ----        ----

     Leasing                                   $42,582     $39,924
     Accumulated amortization                  (19,133)    (19,298)
                                               -------     -------
                                               $23,449     $20,626
     Deferred financing, net                    14,544      11,810
     Other, net                                  5,539       4,176
                                               -------     -------
                                               $43,532     $36,612
                                               =======     =======

Note 4 - Debt

Mortgage Notes Payable

  Mortgage notes payable at December 31, 1995 and 1996 consists of the following:

                                                 1995        1996
                                                 ----        ----

     Fixed rate, amortizing                   $132,560    $ 96,156
     Fixed rate, nonamortizing                 254,000     254,000
     Fixed rate by swap agreement               93,500      93,500
     Floating rate, swapped to fixed to
      August 1996                              130,000
     Floating rate, capped to maturity         128,408     278,153
                                              --------    --------
                                              $738,468    $721,809
                                              ========    ========

  Mortgage debt is collateralized by substantially all real estate. The December 31, 1996 balance includes two fixed rate, amortizing notes totaling $96.2 million. One of these notes has a fixed rate of 9.0% and matures in 2016. The second note, which matures in 2017, has a fixed rate of 11.69% and also requires payment of additional interest ($1.3 million, $1.4 million and $1.6 million in 1994, 1995, and 1996) based on operating results. The December 31, 1996 fixed rate, nonamortizing balance includes a 6.47%, $88 million note due in 2000, an 8.2%, $66 million note due in 2004, and a 7.85%, $100 million note due in 2002. In addition to the $100 million note due in 2002, a Joint Venture has a $55 million construction facility to be used to finance expansion costs. At December 31, 1996, $19.7 million was outstanding under this facility which matures in 2002 and floats at a rate of one month LIBOR plus 1.5%. The construction facility was capped at 9.6% until July 1997, and thereafter until maturity at 9.95%, plus credit spread.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


  The December 31, 1996 balance also includes a $172 million note due in 1998. The interest rate on $93.5 million of this note was swapped to maturity at an effective annual rate of 5.4%. The rate on the balance of the financing, which was capped to maturity at a maximum annual rate of 6.5%, including credit spread, floats at a rate of three month LIBOR plus 0.5%. A portion of the proceeds of this financing was restricted to fund expansion costs.

  An additional floating rate financing of $50 million is due in 2001. The rate on the financing floats at LIBOR plus 0.45%. The Joint Venture purchased a cap instrument with a notional amount of $50 million and a seven year term. The cap rate, including credit spread, from December 1996 until maturity is 9.00%. Up to $50 million in additional notes may be issued in the future.

  A $130 million secured bank financing maturing in 1998 has options to extend the loan up to an additional three years. The facility has an interest rate of LIBOR plus 0.75%. The rate has been capped at 7.25% from November 1996 to February 1998 and then at 9.1% until maturity, including credit spread.

  Scheduled principal payments on mortgage debt are as follows as of December 31, 1996:

                   1997                  $  1,407
                   1998                   303,559
                   1999                     1,727
                   2000                    89,914
                   2001                    52,121
                   Thereafter             273,081
                                         --------
                   Total                 $721,809
                                         ========


Other Notes Payable

  Other notes payable at December 31, 1995 and 1996 consists of the following:

                                                          1995        1996
                                                          ----        ----
      Notes payable to banks, line of credit,
         interest generally at prime (8.25% at
         December 31, 1996), maximum borrowings
         available up to $7.5 million to fund
         tenant loans, allowances and buyouts
         and working capital.                            $2,584      $2,293
      Other                                                  69          60
                                                         ------      ------
                                                         $2,653      $2,353
                                                         ======      ======

Interest Expense

  Interest paid on mortgages and other notes payable in 1994, 1995 and 1996, net of amounts capitalized of $3.6 million, $3.5 million and $4.8 million, approximated $49.6 million, $55.6 million and $49.9 million.

Extraordinary Items

  In 1995, Bellevue Associates recognized an extraordinary gain of approximately $31.4 million (Note 1). Other extraordinary charges to income totaling $3.5 million in 1994 and $0.6 million in 1995 primarily represent prepayment penalties relating to the extinguishment of mortgage debt.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Interest Rate Hedging Instruments

  Certain of the Joint Ventures have entered into interest rate swap and cap agreements to reduce their exposure to changes in the cost of floating rate debt. These Joint Ventures are exposed to credit risk in the event of nonperformance by their counterparties to the agreements, but have no off-balance sheet risk of loss. These Joint Ventures anticipate that their counterparties will be able to fully perform their obligations under the agreements.

Fair Value of Debt Instruments

  The estimated fair values of financial instruments at December 31, 1995 and 1996 are as follows:

                                               December 31
                             -----------------------------------------------
                                      1995                      1996
                            -----------------------    ---------------------
                             Carrying        Fair       Carrying      Fair
                               Value         Value        Value       Value
                            ---------     --------     ---------    --------
Mortgage notes payable      $738,468      $789,960     $721,809     $757,438
Other notes payable            2,653         2,653        2,353        2,353
Interest rate instruments:
  In a receivable position     4,765         3,331        4,065        3,263
  In a payable position           23          (247)           0            0


Note 5 - Leases

  Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1996 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                      1997                 $151,705
                      1998                  146,381
                      1999                  135,721
                      2000                  120,401
                      2001                  103,685
                      Thereafter            290,246

  Minimum rent received from former related parties was $2.1 million and $0.9 million in 1994 and 1995. There are no related party amounts in the table above.

  One Joint Venture, as lessee, has a ground lease expiring in 2083. Rental payments under the lease were $1.7 million in each of 1994, 1995 and 1996. All of the ground lease rental payments and scheduled future payments represent minimum rental expense payable to its Joint Venture Partner.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


  The following is a schedule of future minimum rental payments required under the lease.

                      1997                $   1,790
                      1998                    1,984
                      1999                    1,984
                      2000                    1,984
                      2001                    1,984
                      Thereafter            658,475

Capital Lease Obligation

   A joint venture has entered into a lease agreement for property improvements with a five year term ending December 2001. As of December 31, 1996, future minimum lease payments for this capital lease are as follows:

               1997                                $ 1,246
               1998                                  1,245
               1999                                  1,246
               2000                                  1,245
               2001                                  1,246
                                                   -------
               Total minimum lease payments        $ 6,228
               Less amount representing interest    (1,228)
                                                   -------
               Capital lease obligation            $ 5,000
                                                   =======


Note 6 - Transactions with Affiliates

  Charges from the Manager and affiliates under various written agreements were as follows for the years ended December 31:
                                                1994        1995        1996
                                                ----        ----        ----

     Management and leasing services         $18,156     $18,668     $16,720
     Security and maintenance services        15,635      15,468      11,608
     Development services                      5,335       5,708       8,782
                                             -------     -------     -------
                                             $39,126     $39,844     $37,110
                                             =======     =======     =======

  In 1994, Westfarms loaned $2.4 million to one of its Joint Venture Partners to purchase a portion of a deceased Joint Venture Partner's interest. The note bears interest at Westfarms' average borrowing rate and requires monthly principal payments of $25 thousand, plus accrued interest. The balance at December 31, 1995 and 1996 was $1.9 million and $1.6 million, respectively. Interest income related to the loan was approximately $0.1 million in 1994, 1995 and 1996.

  Other related party transactions are described in Notes 1, 5, and 7.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Note 7 - Subsequent Events

  TRG's ownership interest in Arizona Mills, L.L.C. increased in January 1997 to 37% as a result of Arizona Mills, L.L.C. redemption of a former owner's 5% interest for $2.8 million. The former owner is an affiliate of a partner in TRG. Also in January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at LIBOR plus 1.3%. The facility is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of principal and interest is recourse to each of the owners of Arizona Mills to the extent of their ownership percentage.


                                                                                                                   Schedule II
            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1994, 1995 and 1996
                                 (in thousands)





                                                                    Additions
                                                           --------------------------
                                            Balance at     Charged to      Charged to                       Balance
                                             beginning      costs and        other                          at end
                                              of year       expenses        accounts       Write-offs       of year
                                              -------       --------        --------       ----------       -------


Year ended December 31, 1994:

  Allowance for doubtful receivables          $  502          1,274              0          (1,374)         $  402
                                              ======          =====         ======          ======          ======

Year ended December 31, 1995:

  Allowance for doubtful receivables          $  402            974              0          (1,219) (1)     $  157
                                              ======          =====         ======          ======          ======

Year ended December 31, 1996:

  Allowance for doubtful receivables          $  157          1,303              0          (1,370) (2)     $   90
                                              ======          =====         ======          ======          ======



(1)Included in this  amount is $17 which  represents  the balance of  Bellevue's allowance for doubtful  receivables as of
   October 31, 1995, the date on which TRG ceased recognition of Bellevue's operations.
(2)Included in this  amount is $42 which  represents  the balance of  Fairlane's allowance for doubtful receivables as of the date of TRG's acquisition of the remaining interests in Fairlane.  As of this date, the accounts of Fairlane have been consolidated in TRG's financial statements.




                                                                                                                  Schedule III

 UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (in thousands)



                                                                                              Gross Amount at Which
                                         Initial Cost                                     Carried at Close of Period
                                          to Company                  Cost      ------------------------------------------
                                       -------------------       Capitalized                                  Accumulated     Total
                                               Buildings and       Subsequent                                  Depreciation Cost Net
                                        Land    Improvements     to Acquisition  Land     BI&E       Total       (A/D)       of A/D
                                        ----   -------------     --------------  ----     ----       -----       -----      -------

Taubman Shopping Centers:
 Cherry Creek, Denver, CO             $     0      $104,222     $  11,076       $    0    $115,298   $115,298   $ 29,932   $  85,366
 Fair Oaks, Fairfax, VA                 5,167        36,191         9,991         5,167     46,182     51,349     26,651      24,698
 Lakeside, Sterling Heights, MI         2,638        21,182         4,957         2,638     26,139     28,777     20,962       7,815
 Stamford Town Center, Stamford, CT     1,977        43,584        11,173         1,977     54,757     56,734     25,742      30,992
 Twelve Oaks Mall, Novi, MI               803        28,877        15,559           803     44,436     45,239     22,388      22,851
 Westfarms, Farmington, CT              5,071        38,657        10,406         5,071     49,063     54,134     18,765      35,369
 Woodfield, Schaumburg, IL              5,264        18,515        93,775         5,264    112,290    117,554     27,071      90,483
 Woodland, Grand Rapids, MI             2,367        19,078         9,040         2,367     28,118     30,485     16,980      13,505
Other Properties:
 Peripheral land                          667             0             0           667          0        667          0         667
 Construction in Process               22,770        45,243        81,899             0    149,912    149,912          0     149,912
                                      -------      --------      --------       -------    -------    -------   -------     --------
TOTAL                                 $46,724      $355,549      $247,876       $23,954   $626,195   $650,149   $188,491    $461,658
                                      =======      ========      ========       =======   ========   ========   ========    ========




                                                           Date of
                                                         Completion of         Depreciable
                                     Encumbrances        Construction             Life
                                     ------------      ----------------       ------------
Taubman Shopping Centers:
 Cherry Creek, Denver, CO             $130,000              1990                 40 Years
 Fair Oaks, Fairfax, VA                 39,865              1980                 55 Years
 Lakeside, Sterling Heights, MI         88,000              1976                 40 Years
 Stamford Town Center,
  Stamford, CT                          56,291              1982                 40 Years
 Twelve Oaks Mall, Novi, MI             49,924              1977                 50 Years
 Westfarms, Farmington, CT             119,729              1974                 34 Years
 Woodfield, Schaumburg, IL             172,000              1971                 33 Years
 Woodland, Grand Rapids, MI             66,000              1968                 33 Years
Other Properties:
 Peripheral land                             0
 Construction in Process                     0
                                      --------
TOTAL                                 $721,809
                                      ========

The changes in total real estate assets for the three years ended December 31, 1996 are as follows:

                                           1994         1995           1996
                                           ----         ----           ----

    Balance, beginning of year           $544,743     $600,877      $570,066
      Acquisitions                         17,446
      Improvements                         46,128       48,320       119,781 (2)
      Disposals                            (7,440)     (79,131)(1)    (4,775)
      Transfers Out                                                  (34,923)(3)
                                         --------     --------      --------
    Balance, end of year                 $600,877     $570,066      $650,149
                                         ========     ========      ========

The changes in accumulated depreciation and amortization for the three years ended December 31, 1996 are as follows:

                                           1994         1995          1996
                                           ----         ----          ----

    Balance, beginning of year          $(184,913)   $(198,103)    $(196,263)
      Depreciation for year               (17,118)     (18,378)      (17,976)
      Disposals                             3,928       20,218 (1)     4,564
      Transfers Out                                                   21,184(3)
                                        ---------    ---------     ---------
    Balance, end of year                $(198,103)   $(196,263)    $(188,491)
                                        =========    =========     =========

(1)Includes amounts related to the disposition of Bellevue Center. Subsequent to October 31, 1995, TRG ceased recognition of Bellevue's operations, consequently, the accounts of Bellevue are no longer included in these combined financial statements.
(2)Includes TRG's transfer to Arizona Mills and MacArthur Center of TRG's accumulated pre-construction costs related to these projects.
(3)Subsequent to TRG's purchase of the Joint Venture Partner's interest, the accounts of Fairlane are no longer included in these combined financial statements.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                              By:  Taubman Centers, Inc.,
                                   its Managing General Partner

    Date:  March 27, 1997     By:  /s/  ROBERT S. TAUBMAN
                                   ---------------------------------------------
                                          Robert S. Taubman, President and Chief
                                          Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                          Title                       Date
      ---------                          -----                       ----


         *                       Chairman of the Board           March 27, 1997
----------------------                                           --------------
A. Alfred Taubman

         *                     Vice Chairman of the Board        March 27, 1997
----------------------                                           --------------
Robert C. Larson

/s/ ROBERT S. TAUBMAN          President, Chief Executive        March 27, 1997
----------------------            Officer, and Director          --------------
Robert S. Taubman


/s/ LISA A. PAYNE               Chief Financial Officer          March 27, 1997
----------------------                and Director               --------------
Lisa A. Payne

/s/ RICHARD B. MCGLINN          Chief Accounting Officer         March 27, 1997
----------------------                                           --------------
Richard B. McGlinn

         *                              Director                 March 27, 1997
----------------------                                           --------------
Graham Allison

         *                              Director                 March 27, 1997
----------------------                                           --------------
Claude M. Ballard

         *                              Director                 March 27, 1997
----------------------                                           --------------
Allan J. Bloostein

         *                              Director                 March 27, 1997
----------------------                                           --------------
Jerome A. Chazen

         *                              Director                 March 27, 1997
----------------------                                           --------------
S. Parker Gilbert

         *                              Director                 March 27, 1997
----------------------                                           --------------
W. Allen Reed


*By:  /s/ LISA A. PAYNE
      -----------------
      Lisa A. Payne, as
      Attorney-in-Fact

                                  EXHIBIT INDEX


      Exhibit
      Number


   *   2(a) -- Purchase and Sale Agreement By and Between The Pacific Telesis
               Group Master Pension Trust and The Taubman Realty Group Limited Partnership, dated July 17, 1996 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 2(a) filed with the Registrant's Current Report on Form 8-K dated July 19, 1996).

   *   2(b) -- Subscription Agreement By and Between The Pacific Telesis Group
               Master Pension Trust and The Taubman Realty Group Limited Partnership dated July 18, 1996 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 2(b) filed with the Registrant's Current Report on Form 8-K dated July 19, 1996).

       3(a) -- The Amended and Restated Agreement of Limited Partnership of  The
               Taubman Realty Group Limited Partnership (excluding exhibits filed separately) (incorporated herein by reference to Exhibit 3(a) filed with the Registrant's Registration Statement on Form S-4 (File No. 33- 73988) (the "Registration Statement")).

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

                                  EXHIBIT INDEX


      Exhibit
      Number


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

       4(h) -- Medium-Term Notes due June 15, 2002 (incorporated herein by reference to Exhibit 4(i) filed with the 1995 Second Quarter Form 10-Q).

    **10(a) -- The Taubman Realty Group Limited Partnership 1992 Incentive
               Option Plan (incorporated herein by reference to Exhibit 10(a) filed with the Registration Statement).

      10(b) -- Corporate Services Agreement between Taubman Centers, Inc. and
               The  Taubman   Company   Limited   Partnership   (the  "Manager")
               (incorporated herein by reference to Exhibit 10(b) filed with the Registration Statement).

      10(c) -- Master Services Agreement between The Taubman Realty Group
               Limited  Partnership  and the  Manager  (incorporated  herein  by
               reference   to  Exhibit   10(c)   filed  with  the   Registration
               Statement).

                                  EXHIBIT INDEX


      Exhibit
      Number


    **10(d) -- Financial Performance Incentive Plan (incorporated herein  by reference to Exhibit 10(d) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K")).

    **10(e) -- Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(e) filed with the 1994 Form 10-K).

    **10(f) -- The Taubman Company Long-Term Performance  Compensation Plan
               (incorporated herein by reference to Exhibit 10(g) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

      12    -- Statement Re: Computation of Ratio of Earnings to Fixed Charges.

      21    -- Subsidiaries of The Taubman Realty Group Limited Partnership.

      23    -- Consent of Deloitte & Touche LLP.

      24    -- Powers of Attorney.

      27    -- Financial Data Schedule.

--------------------

* Certain portions of this document have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

** A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.