Form 10-Q
period 1997-03-31
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1997-05-12
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended: March 31, 1997
                         Commission File No.  33-73988


                  The Taubman Realty Group Limited Partnership
            ---------------------------------------------------------
            (An exact name of registrant as specified in its charter)


      Delaware                                         38-3097317
     ----------------------------------        ---------------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

  200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan
  ----------------------------------------------------------------------------
   (Address of principal executive offices)                         48303-0200
                                                                  ------------
                                                                    (Zip Code)

                                 (810) 258-6800
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X   .  No      .
         -------     -------

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.

The  following  financial   statements  of  The  Taubman  Realty  Group  Limited
Partnership (TRG) are provided pursuant to the requirements of this item.



                          INDEX TO FINANCIAL STATEMENTS



THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

Consolidated  Balance  Sheet as of  December 31, 1996 and March 31, 1997...... 2
Consolidated Statement of Operations for the three months ended
  March 31, 1996 and 1997..................................................... 3
Consolidated Statement of Cash Flows for the three months ended
  March 31, 1996 and 1997..................................................... 4
Notes to Consolidated Financial Statements.................................... 5

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                  December 31   March 31
                                                  -----------   --------
                                                     1996         1997
                                                     ----         ----

Assets:
 Properties                                       $1,126,873   $1,147,060
  Accumulated depreciation and amortization          234,030      241,394
                                                  ----------   ----------
                                                  $  892,843   $  905,666

 Cash and cash equivalents                             7,902        2,202
 Accounts and notes receivable, less allowance
  for doubtful accounts of $393 and $252
  in 1996 and 1997                                    20,751       17,046
 Accounts receivable from related parties              6,293        6,530
 Deferred charges and other assets                    41,494       41,111
                                                  ----------   ----------
                                                  $  969,283   $  972,555
                                                  ==========   ==========

Liabilities:
 Unsecured notes payable                          $  786,705   $  786,746
 Mortgage notes payable                              159,703      159,703
 Other notes payable                                  54,997       57,041
 Capital lease obligation                             39,849       44,339
 Accounts payable and other liabilities               84,505       94,074
 Distributions in excess of net income of
  unconsolidated Joint Ventures (Note 2)             135,662      131,225
                                                  ----------   ----------
                                                  $1,261,421   $1,273,128

Commitments and Contingencies (Note 4)

Accumulated deficiency in assets                    (292,138)    (300,573)
                                                  ----------   ----------
                                                  $  969,283   $  972,555
                                                  ==========   ==========

Allocation of accumulated deficiency in assets:
 General Partners                                 $ (226,242)  $ (232,774)
 Limited Partners                                    (65,896)     (67,799)
                                                  ----------   ----------
                                                  $ (292,138)  $ (300,573)
                                                  ==========   ==========


                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                              Three Months Ended March 31
                                              ---------------------------
                                                   1996          1997
                                                   ----          ----

Revenues:
 Minimum rents                                   $34,763       $42,850
 Percentage rents                                  1,027         1,454
 Expense recoveries                               19,607        22,705
 Other                                             2,534         3,924
 Revenue from management, leasing and
  development services                             1,801         1,609
                                                 -------       -------
                                                 $59,732       $72,542
                                                 -------       -------

Operating Costs:
 Recoverable expenses                            $15,586       $18,998
 Other operating                                   5,219         8,492
 Management, leasing and development
  services                                         1,245           923
 General and administrative                        4,753         5,656
 Interest expense                                 17,102        17,284
 Depreciation and amortization                     8,322        10,102
                                                 -------       -------
                                                 $52,227       $61,455
                                                 -------       -------
Income before equity in net income
 of unconsolidated Joint Ventures                $ 7,505       $11,087
Equity in net income of unconsolidated
 Joint Ventures (Note 2)                          13,363        12,497
                                                 -------       -------
Net Income                                       $20,868       $23,584
                                                 =======       =======

Allocation of Net Income:
 General Partners                                $16,698       $18,264
 Limited Partners                                  4,170         5,320
                                                 -------       -------
                                                 $20,868       $23,584
                                                 =======       =======

Net Income per Unit of Partnership Interest      $   329       $   337
                                                 =======       =======

Weighted Average Number of Units of
 Partnership Interest Outstanding                 63,521        69,998
                                                 =======       =======


                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                 Three Months Ended March 31
                                                 ---------------------------
                                                      1996          1997
                                                      ----          ----

Cash Flows From Operating Activities:
 Net Income                                           $ 20,868   $ 23,584
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                         8,322     10,102
   Provision for losses on accounts receivable             387        225
   Amortization of deferred financing costs                565        591
   Gain on sale of land                                               (65)
   Other                                                   248        149
 Increase (decrease) in cash attributable
  to changes in assets and liabilities:
   Receivables, deferred charges and other assets       (3,648)     1,163
   Accounts payable and other liabilities               (1,816)     9,569
                                                      --------   --------
Net Cash Provided By Operating Activities             $ 24,926   $ 45,318
                                                      --------   --------

Cash Flows From Investing Activities:
 Additions to properties                              $ (4,292)  $(16,895)
 Proceeds from sale of land                                           289
 Distributions from unconsolidated
  Joint Ventures in excess of net income                 1,107      4,216
 Contributions  to unconsolidated Joint Ventures          (661)    (8,653)
                                                      --------   --------
Net Cash Used In Investing Activities                 $ (3,846)  $(21,043)
                                                      --------   --------

Cash Flows From Financing Activities:
 Debt proceeds                                        $  9,542   $  2,044
 Debt payments                                              (9)
 Cash distributions                                    (29,056)   (32,019)
                                                      --------   --------
Net Cash Used In Financing Activities                 $(19,523)  $(29,975)
                                                      --------   --------
Net Increase (Decrease) In Cash                       $  1,557   $ (5,700)

Cash and Cash Equivalents at Beginning of Period        16,836      7,902
                                                      --------   --------

Cash and Cash Equivalents at End of Period            $ 18,393   $  2,202
                                                      ========   ========


Interest on mortgage notes and other loans paid during the three months ended March 31, 1996 and 1997, net of amounts capitalized of $1,212 and $1,994, was $6,401 and $5,003, respectively.


                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three months ended March 31, 1997


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

  The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in TRG's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

Note 2 - Investments in Joint Ventures

  Certain Taubman Shopping Centers are partially owned through joint ventures (Joint Ventures). TRG is also the managing general partner of these Joint Ventures. TRG's interest in each Joint Venture is as follows:

                                                                  TRG's %
                                                                 Ownership
                                                                   as of
  Joint Venture                   Taubman Shopping Center     March 31, 1997
  --------------------------------------------------------------------------

     Arizona Mills, L.L.C.          Arizona Mills
                                     (under construction)            37%
     Fairfax Associates             Fair Oaks                        50
     Lakeside Mall Limited
         Partnership                Lakeside                         50
     Rich-Taubman Associates        Stamford Town Center             50
     Taubman-Cherry Creek
         Limited Partnership        Cherry Creek                     50
     Taubman MacArthur Associates   MacArthur Center
         Limited Partnership         (under construction)            70
     Twelve Oaks Mall Limited
         Partnership                Twelve Oaks Mall                 50
     West Farms Associates          Westfarms                        79
     Woodfield Associates           Woodfield                        50
     Woodland                       Woodland                         50

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the unconsolidated Joint Ventures by $8.6 million and $8.9 million at December 31, 1996 and at March 31, 1997, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.


                                                  December 31    March 31
                                                  -----------    --------
                                                     1996          1997
                                                     ----          ----

Assets:
 Properties, net                                   $ 461,658    $ 476,102
 Other assets                                         71,278       64,119
                                                   ---------    ---------
                                                   $ 532,936    $ 540,221
                                                   =========    =========

Liabilities and partners' accumulated
 deficiency in assets:
  Debt                                             $ 724,162    $ 748,892
  Capital lease obligations                            5,000        6,995
  Other liabilities                                   53,817       36,209
  TRG accumulated deficiency in assets              (127,097)    (122,293)
  Joint Venture Partners' accumulated
   deficiency in assets                             (122,946)    (129,582)
                                                   ---------    ---------
                                                   $ 532,936    $ 540,221
                                                   =========    =========

TRG accumulated deficiency in assets (above)       $(127,097)   $(122,293)
Elimination of intercompany profit                    (8,565)      (8,932)
                                                   ---------    ---------
Distributions in excess of net income
 of unconsolidated Joint Ventures                  $(135,662)   $(131,225)
                                                   =========    =========


                                               Three Months Ended March 31
                                               ---------------------------
                                                     1996         1997
                                                     ----         ----

Revenues                                           $70,032       $60,681
                                                   -------       -------
Recoverable and other operating expenses           $27,485       $22,357
Interest expense                                    13,850        12,367
Depreciation and amortization                        5,673         5,284
                                                   -------       -------
Total operating costs                              $47,008       $40,008
                                                   -------       -------
Net income                                         $23,024       $20,673
                                                   =======       =======

Net income attributable to TRG                     $12,041       $11,406
Realized intercompany profit                         1,322         1,091
                                                   -------       -------
Equity in net income of unconsolidated
  Joint Ventures                                   $13,363       $12,497
                                                   =======       =======

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                Three Months Ended March 31
                                                ---------------------------
                                                     1996         1997
                                                     ----         ----
TRG's beneficial interest
  in unconsolidated Joint Ventures' operations:
   Revenues less recoverable and other
    operating expenses                            $23,317        $21,799
   Interest expense                                (7,172)        (6,589)
   Depreciation and amortization                   (2,782)        (2,713)
                                                  -------        -------
   Net Income                                     $13,363        $12,497
                                                  =======        =======



Note 3 - Beneficial Interest in Debt and Interest Expense

  In March 1997, TRG completed the renegotiation of the terms of its unsecured revolving credit facility available for general partnership purposes. The new terms increased the facility to $300 million from $200 million, reduced the current contractual interest rate by 60 basis points to LIBOR plus 90 basis points and extended the maturity until March 2000. Included in the credit facility is a competitive bid option program, which allows TRG to hold auctions among the banks participating in the facility for short term borrowings of up to $150 million.

  In January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of the principal and interest is recourse to each of the owners of Arizona Mills, L.L.C. to the extent of its respective ownership percentage. Proceeds totaling $13.1 million were distributed to the owners as reimbursement for amounts previously expended on construction costs, of which TRG's share was $4.8 million. Borrowings on the facility at March 31, 1997 were $20.9 million. TRG owns a 37% interest in Arizona Mills, L.L.C.

  TRG's beneficial interest in the debt (excluding capital lease obligations), capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its unconsolidated Joint Ventures is summarized as follows:

                                       TRG's Share    TRG's         TRG's
                                Joint    of Joint  Consolidated  Beneficial
                              Ventures   Ventures  Subsidiaries   Interest
                              --------   --------  ------------   -------
Debt as of:
  December 31, 1996           $724,162   $396,962   $1,001,405   $1,398,367
  March 31, 1997               748,892    407,847    1,003,490    1,411,337

Capitalized interest:
  Three months ended
    March 31, 1996            $    871   $    561   $    1,212   $    1,773
  Three months ended
    March 31, 1997               1,980      1,267        1,994        3,261

Interest expense
 (Net of capitalized interest):
  Three months ended
    March 31, 1996            $ 13,850   $  7,172   $   17,102   $   24,274
  Three months ended
    March 31, 1997              12,367      6,589       17,284       23,873

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 4 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, 4,500 units of partnership interest may be issued under the plan. The exercise price of all outstanding options is equal to market value on the date of grant. Incentive options generally become vested to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. During the first quarter of 1997, options for 51 units were issued at an exercise price of $26.0 thousand. There were no cancellations or exercises during the first quarter of 1997. As of March 31, 1997, there were outstanding options for 3,587 units with a weighted average exercise price of $22.2 thousand. As of March 31, 1997, options for 2,062 units were vested with a weighted average exercise price of $22.4 thousand.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements of The Taubman Realty Group Limited Partnership and the Notes thereto.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1996 and the first quarter of 1997:

                           1st       2nd       3rd      4th                    1st
                         Quarter   Quarter   Quarter  Quarter     Total      Quarter
                          1996      1996      1996      1996      1996        1997
                        ------------------------------------------------------------
                                               (in thousands)
Mall tenant sales       $591,677  $617,821  $627,791  $989,956  $2,827,245  $600,709
Revenues                 129,764   128,497   129,730   138,250     526,241   130,322

Occupancy
  Average Occupancy         87.8%     87.3%     86.8%     87.6%       87.4%     86.5%
  Ending Occupancy          87.7%     87.3%     86.8%     88.0%       88.0%     86.4%
Leased Space                89.5%     88.2%     87.6%     89.0%       89.0%     88.7%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1996 and the first quarter of 1997:

                                1st     2nd      3rd      4th            1st
                              Quarter  Quarter  Quarter  Quarter  Total Quarter
                               1996     1996     1996     1996    1996   1997
                              -------------------------------------------------
Minimum rents                  12.3%    11.7%    11.7%     7.6%   10.4%  12.6%
Percentage rents                0.3      0.3      0.3      0.3     0.3    0.2
Expense recoveries              5.6      5.0      4.6      3.5     4.5    5.2
                               ----     ----     ----     ----    ----   ----
Mall tenant occupancy costs    18.2%    17.0%    16.6%    11.4%   15.2%  18.0%
                               ====     ====     ====     ====    ====   ====

Rental Rates

  Average base rent per square foot for all mall tenants at the 18 Centers owned and open for at least five years was $38.25 for the twelve months ended March 31, 1997, compared to $36.73 for the twelve months ended March 31, 1996.

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

  The annual spread between average annualized base rent of stores opening and closing, excluding renewals, has ranged between six and eleven dollars per square foot during the past five years. TRG anticipates that the spread between opening and closing rents for the 1997 fiscal year will narrow from the nine dollars per square foot achieved in 1996. This statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly change the spread in a given year.

Results of Operations

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

1996 Transactions

  During 1996, TRG completed the following acquisitions: Paseo Nuevo in June, the remaining 75% interest in Fairlane Town Center (Fairlane) previously held by a Joint Venture Partner in July, and La Cumbre Plaza (La Cumbre) in December.

  Also during 1996, TRG issued new units of partnership interest to the former Joint Venture Partner of Fairlane in connection with TRG's acquisition of Fairlane, and to TRG's managing general partner, Taubman Centers, Inc. (TCO), in connection with an offering of TCO's common stock and the exercise of incentive options. The net proceeds from the issuances were used to repay short term borrowings and to acquire La Cumbre.

  In November 1996, TRG entered into an agreement to lease Memorial City Mall (Memorial City) while TRG investigates the redevelopment opportunities of the center (See Liquidity and Capital Resources -- Capital Spending). As a development project, Memorial City has been excluded from all operating statistics in this report, and Memorial City's results of operations have been presented as a net line item in the following tabular comparison of TRG's results of operations for the first quarter of 1997 compared to the prior year's comparable period.

Occupancy and Mall Tenant Sales

  The average occupancy rate in the Taubman Shopping Centers was 86.5% for the three months ended March 31, 1997 compared to 87.8% for the comparable period in 1996. TRG expects that it will not achieve year over year increases in average occupancy before the fourth quarter of 1997. The ending occupancy rate for the Taubman Shopping Centers at March 31, 1997 was 86.4% versus 87.7% at the same date in 1996. Leased space at March 31, 1997 was 88.7% compared to 89.5% at the same date in 1996.

  Total sales for Taubman Shopping Center mall tenants in the three months ended March 31, 1997 were $600.7 million, a 1.5% increase from $591.7 million in the first quarter of 1996. Mall tenant sales per square foot increased 0.4% over the first quarter of 1996. Mall tenant sales for centers owned and open for all of the first quarters of 1997 and 1996 (which excludes Paseo Nuevo and La Cumbre) were $578.4 million in the first quarter of 1997, a 2.3% decrease from the first quarter of 1996. Sales statistics for the first quarter of 1997 were negatively affected by new competition near certain centers. TRG expects that the effect of the competition on sales will moderate late in 1997 after the anniversary date of the opening of the competing centers. In addition, sales in the first quarter of 1996 were favorably impacted as most retailers reported five weeks of sales for January (this extra week occurs every five to six years). The compound annual growth rate on sales per square foot for the two year period ending March 31, 1997 was 4.2%.

  The following table sets forth operating results for TRG's Managed Businesses for the three months ended March 31, 1996 and 1997, showing the results of the Consolidated Businesses and Joint Ventures:

                                     Three Months Ended March 31, 1996          Three Months Ended March 31, 1997
                                 -----------------------------------------  -----------------------------------------
                                           TRG                     TOTAL:             TRG                     TOTAL:
                                  CONSOLIDATED       JOINT        MANAGED    CONSOLIDATED        JOINT       MANAGED
                                    BUSINESSES    VENTURES(1)  BUSINESSES    BUSINESSES(2)    VENTURES(1) BUSINESSES
                                 -----------------------------------------  -----------------------------------------
                                                                (in millions of dollars)
REVENUES:
  Minimum rents                           34.8         41.0          75.8            40.8          37.6        78.5
  Percentage rents                         1.0          0.8           1.8             1.4           0.3         1.7
  Expense recoveries                      19.6         26.3          45.9            21.9          21.5        43.5
  Other                                    4.3          1.9           6.2             5.5           1.2         6.7
                                         -----        -----         -----           -----         -----       -----
Total revenues                            59.7         70.0         129.7            69.6          60.7       130.3

OPERATING COSTS:
  Recoverable expenses                    15.6         22.5          38.1            18.0          18.3        36.3
  Other operating                          5.2          3.2           8.4             6.5           2.7         9.2
  Management, leasing and
       development                         1.2                        1.2             0.9                       0.9
  General and administrative               4.8                        4.8             5.7                       5.7
  Interest expense                        17.1         14.0          31.1            17.3          12.5        29.8
  Depreciation and amortization            8.3          5.5          13.8            10.0           5.1        15.2
                                         -----        -----         -----           -----         -----       -----
Total operating costs                     52.2         45.2          97.4            58.4          38.6        97.0
Net results of Memorial City(2)                                                      (0.1)                     (0.1)
                                         -----        -----         -----           -----         -----       -----
                                           7.5         24.8          32.3            11.1          22.1        33.2
                                                      =====         =====                         =====       =====
Equity in net income of Joint Ventures    13.4                                       12.5
                                         -----                                      -----
NET INCOME                                20.9                                       23.6
                                         =====                                      =====

SUPPLEMENTAL INFORMATION(3)
  EBITDA contribution                     32.9         23.3          56.2            38.5          21.8        60.3
  TRG's Beneficial Interest Expense      (17.1)        (7.2)        (24.3)          (17.3)         (6.6)      (23.9)
  Non-real estate depreciation            (0.5)                      (0.5)           (0.5)                     (0.5)
                                         -----        -----         -----           -----         -----       -----
  Distributable Cash Flow contribution    15.4         16.1          31.5            20.7          15.2        35.9
                                         =====        =====         =====           =====         =====       =====

(1) With the exception of the Suplemental Information, amounts represent 100% of the Joint Ventures. Amounts are net of intercompany profits.
(2) The results of operations  of Memorial City are presented net in this table.
    TRG expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(3) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(4) Amounts in the table may not add due to rounding.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the three months ended March 31, 1997 were $69.6 million, a $9.9 million or 16.6% increase over the comparable period in 1996. Minimum rents increased $6.0 million, of which $5.4 million was caused by the Fairlane, Paseo Nuevo, and La Cumbre acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date in July 1996 (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). The increase in expense recoveries was primarily due to Fairlane, Paseo Nuevo, and La Cumbre, offset by decreases at certain other Centers. Other revenue increased $1.2 million primarily due to an insurance recovery and a litigation settlement, partially offset by a decrease in lease cancellation revenue.

  Total operating costs increased $6.2 million, or 11.9%, to $58.4 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to the Fairlane, Paseo Nuevo, and La Cumbre acquisitions. General and administrative expense increased by $0.9 million primarily due to increases in compensation, including the continuing phase-in of the long-term compensation plan, and professional fees.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated income statements by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Joint Ventures
--------------

  Total revenues for the three months ended March 31, 1997 were $60.7 million, a $9.3 million, or 13.3%, decrease from the comparable period of 1996, of which $7.0 million was caused by the change of Fairlane from a Joint Venture to a Consolidated Business. The decrease in minimum rents was primarily due to Fairlane. The decrease in expense recoveries was due to Fairlane and a decrease in recoverable expenses. Other income decreased by $0.7 million primarily due to decreases in lease cancellation and interest income.

  Total operating costs decreased by $6.6 million, or 14.6%, to $38.6 million for the three months ended March 31, 1997, including a $4.7 million decrease due to Fairlane. Recoverable expenses decreased $4.2 million primarily due to Fairlane and decreases in utilities and maintenance costs. Other operating costs decreased primarily due to Fairlane and a decrease in bad debt expense. Interest expense decreased $1.5 million primarily due to a decrease in debt related to Fairlane and an increase in capitalized interest, partially offset by an increase in debt used to finance capital expenditures. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 2 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Joint Ventures decreased by $2.7 million, or 10.9%, to $22.1 million. TRG's equity in net income of the Joint Ventures was $12.5 million, a 6.7% decrease from the comparable period in 1996.

Net Income
----------

  As a result of the foregoing, net income for the first quarter of 1997 was $23.6 million, a 12.9% increase from the comparable period in 1996.

Liquidity and Capital Resources


  As of March 31, 1997, TRG had a cash balance of $2.2 million. In March 1997, TRG completed the renegotiation of the terms of its unsecured revolving credit facility available for general partnership purposes. The new terms increased the facility to $300 million from $200 million, reduced the current contractual interest rate by 60 basis points to LIBOR plus 90 basis points and extended the maturity until March 2000. Included in the credit facility is a competitive bid option program, which allows TRG to hold auctions among the banks participating in the facility for short term borrowings of up to $150 million. There were no borrowings under this facility at March 31, 1997. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $12.2 million at March 31, 1997. This line expires in August 1998. TRG also has available a secured commercial paper facility of up to $75 million, with borrowings of $45 million at March 31, 1997. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings of $2.0 million provided funding for the first three months of 1997 compared to $9.5 million in the comparable period of 1996.

  TRG has issued a total of $287 million of notes since the inception of TRG's medium-term note program in 1995 under TRG's $500 million shelf registration statement. There were no medium-term note issuances in the first quarters of 1997 and 1996.

  In January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of the principal and interest is recourse to each of the owners of Arizona Mills, L.L.C. to the extent of its respective ownership percentage. Proceeds totaling $13.1 million were distributed to the owners as reimbursement for amounts previously expended on construction costs, of which TRG's share was $4.8 million. Borrowings on the facility at March 31, 1997 were $20.9 million. TRG owns a 37% interest in Arizona Mills, L.L.C.

  At March 31, 1997, TRG's debt and its beneficial interest in the debt of its Joint Ventures (excluding $48.2 million of capital lease obligations) totaled $1,411.3 million. As shown in the following table, there was no unhedged floating rate debt at March 31, 1997. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs added 0.39% to the effective rate of interest on TRG's beneficial interest in debt at March 31, 1997. Included in TRG's beneficial interest in debt at March 31, 1997 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $186.7 million as of March 31, 1997. TRG's beneficial interest in capitalized interest was $3.3 million for the three months ended March 31, 1997.

                                          Beneficial Interest in Debt
                                ------------------------------------------------
                                    Amount   Interest LIBOR  Frequency  LIBOR
                                (In millions  Rate at  Cap   of Rate     at
                                 of dollars)  3/31/97  Rate   Resets   3/31/97
                                 ----------  --------  ----   ------  --------
Total beneficial interest
 in fixed rate debt              1,113.1(1)  7.55%(2)
Floating rate debt hedged via
 interest rate caps:
    Through July 1997               19.7(3)  7.10      9.60%  Monthly      5.69%
    Through January 1998           100.0     6.19(2)   6.50   Monthly      5.69
    Through January 1998            65.0     6.19      6.50   Monthly      5.69
    Through July 1998               41.5     6.19(2)   8.35   Monthly      5.69
    Through October 1998            39.3     6.06      6.00   Three Months 5.81
    Through October 2001            25.0     5.89      8.55   Monthly      5.69
    Through January 2002             7.7     6.83      9.50   Monthly      5.69
                                 -------
Total beneficial interest
 in debt                         1,411.3     7.27 (2)
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

  TRG's loan agreements and indenture contain various restrictive covenants, including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

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

  The following table summarizes TRG's Distributable Cash Flow for the three months ended March 31, 1996 and 1997:

                                            Three months ended                     Three months ended
                                              March 31, 1996                         March 31, 1997
                                  -------------------------------------  ------------------------------------
                                              TRG                                   TRG
                                     Consolidated         Joint            Consolidated         Joint
                                       Businesses   Ventures(1)   Total      Businesses   Ventures(1)   Total
                                  -------------------------------------  ------------------------------------
                                                                (in millions of dollars)
TRG's Net Income (2)                                                20.9                                 23.6
Depreciation and amortization (3)(4)                                11.1                                 12.8
TRG's Beneficial Interest Expense (3)                               24.3                                 23.9
                                                                   -----                                -----
EBITDA                                       32.9      23.3         56.2           38.5       21.8       60.3
TRG's Beneficial Interest Expense(3)        (17.1)     (7.2)       (24.3)         (17.3)      (6.6)     (23.9)
Non-real estate depreciation                 (0.5)                  (0.5)          (0.5)                 (0.5)
                                            -----     -----        -----          -----      -----      -----
Distributable Cash Flow                      15.4      16.1         31.5           20.7       15.2       35.9
                                            =====     =====        =====          =====      =====      =====
(1) Amounts represent TRG's beneficial interest in the operations of its Joint
    Ventures.
(2) Includes TRG's share of a gain on a peripheral land sale of $65 thousand in the first quarter of 1997.  There were no land sales in the first quarter of
    1996.
(3) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures'
    extraordinary items, depreciation and amortization, and interest expense.
(4) Includes $0.9 million of amortization of mall tenant allowances in the first quarter of 1996 and 1997, respectively.
(5) Amounts may not add due to rounding.

  For the first quarter of 1997, EBITDA and Distributable Cash Flow were $60.3 million and $35.9 million, compared to $56.2 million and $31.5 million for the same period in 1996. TRG distributed $32.0 million to its partners in the first quarter of 1997, compared to $29.1 million in the same period of 1996.

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

  Except under unusual circumstances, TRG's practice is to distribute equal monthly installments of the determined amount of distributions throughout the year. Due to seasonality and the fact that cash available to TRG for distributions may be more or less than net cash provided from operating activities plus distributions from Joint Ventures during the year, TRG may borrow from unused credit facilities (described above) to enable it to distribute the amount decided upon by TRG's Partnership Committee.

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
                                            ====        =====           =====

(1) Costs are net of intercompany profits.
(2) Includes costs related to leasehold improvements at The Mall at Tuttle Crossing; excludes capital lease assets.
(3) Includes costs related to expansion projects at Westfarms and Cherry Creek. Also includes construction costs for MacArthur Center and Arizona Mills.
(4) Includes costs to explore the possibilities of building an enclosed 1.7 million square foot value super-regional mall in Auburn Hills, Michigan. The cost of building this Center would approximate $210 million. TRG's share of the project would be approximately $170 million. Also includes the costs to evaluate the redevelopment of Memorial City and required property expenditures under the terms of the lease.

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

  A project is now under construction to add approximately 48,000 square feet of new mall tenant space in the building vacated when Saks Fifth Avenue moved to the I. Magnin site at Biltmore. The new stores will open beginning in the spring of 1997 and will be fully open in the fall of 1997. The project is expected to cost approximately $8 million.

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

     Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona, is opening in November 1997. TRG has a 37% ownership interest in Arizona Mills. The leasing of the Center is proceeding on schedule with leases on approximately 68% of the in-line tenant space signed or out for signature. The 1.2 million square foot value-oriented mall is expected to cost approximately $180 million.

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

  TRG's share of costs for development and expansion projects currently under construction and scheduled to be completed in 1998 and 1999 is anticipated to be as much as $60 million in 1998 and $19 million in 1999.

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

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

               4 -- Amended and Restated  Revolving Loan  Agreement dated  as of
                    March 5, 1997 (the "Revolving Loan Agreement"), among The Taubman Realty Group Limited Partnership, as Borrower, Union Bank of Switzerland, (New York Branch), as a Bank, the other Banks signatory to the Revolving Loan Agreement, each as a Bank, and Union Bank of Switzerland (New York Branch), as Administrative Agent.

              10 -- Employment  Agreement  between The Taubman Company  Limited
                    Partnership and Lisa A. Payne.

              12 -- Statement Re:  Computation of Ratios of Earnings to Fixed
                    Charges.

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


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP


Date:    May 12, 1997                           By: /s/ Lisa A. Payne
                                                    ----------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


           Exhibit
           Number
           -------

               4 -- Amended and Restated  Revolving Loan  Agreement dated  as of
                    March 5, 1997 (the "Revolving Loan Agreement"), among The Taubman Realty Group Limited Partnership, as Borrower, Union Bank of Switzerland, (New York Branch), as a Bank, the other Banks signatory to the Revolving Loan Agreement, each as a Bank, and Union Bank of Switzerland (New York Branch), as Administrative Agent.

              10 -- Employment  Agreement  between The Taubman Company  Limited
                    Partnership and Lisa A. Payne.

              12 -- Statement Re:  Computation of Ratios of Earnings to Fixed
                    Charges.

              27 -- Financial Data Schedule.