Form 10-Q
period 1997-06-30
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1997-08-13
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: June 30, 1997
                         Commission File No.  33-73988


                  The Taubman Realty Group Limited Partnership
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                         38-3097317
     ----------------------------------        ---------------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

  200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan
  ----------------------------------------------------------------------------
   (Address of principal executive offices)                         48303-0200
                                                                  ------------
                                                                    (Zip Code)

                                 (248) 258-6800
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



                          INDEX TO FINANCIAL STATEMENTS


THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
--------------------------------------------

Consolidated  Balance  Sheet as of  December  31,  1996 and June 30, 1997 .....2
Consolidated Statement of Operations for the three months ended
  June 30, 1996 and 1997.......................................................3
Consolidated Statement of Operations for the six months ended
  June 30, 1996 and 1997.......................................................4
Consolidated Statement of Cash Flows for the six months ended
  June 30, 1996 and 1997.......................................................5
Notes to Consolidated Financial Statements.....................................6

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                December 31     June 30
                                                -----------     -------
                                                    1996          1997
                                                    ----          ----

Assets:
 Properties                                     $1,126,873    $1,181,476
  Accumulated depreciation and amortization        234,030       249,258
                                                ----------    ----------
                                                $  892,843    $  932,218

 Cash and cash equivalents                           7,902         1,702
 Accounts and notes receivable, less
  allowance for doubtful accounts of $393
  and $256 in 1996 and 1997                         20,751        18,320
 Accounts receivable from related parties            6,293         5,869
 Deferred charges and other assets                  41,494        40,117
                                                ----------    ----------
                                                $  969,283    $  998,226
                                                ==========    ==========

Liabilities:
 Unsecured notes payable                        $  786,705    $  786,786
 Mortgage notes payable                            159,703       159,472
 Other notes payable                                54,997       104,249
 Capital lease obligation                           39,849        49,642
 Accounts payable and other liabilities             84,505        85,227
 Distributions in excess of net income of
  unconsolidated Joint Ventures (Note 3)           135,662       123,097
                                                ----------    ----------
                                                $1,261,421    $1,308,473

Commitments and Contingencies (Note 5)

Accumulated deficiency in assets                  (292,138)     (310,247)
                                                ----------    ----------
                                                $  969,283    $  998,226
                                                ==========    ==========
Allocation of accumulated deficiency
 in assets:
  General Partners                              $ (226,242)   $ (240,274)
  Limited Partners                                 (65,896)      (69,973)
                                                ----------    ----------
                                                $ (292,138)   $ (310,247)
                                                ===========   ==========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)


                                               Three Months Ended June 30
                                               --------------------------
                                                   1996          1997
                                                   ----          ----

Revenues:
  Minimum rents                                  $34,760       $42,416
  Percentage rents                                 1,425         1,709
  Expense recoveries                              18,653        23,480
  Other                                            3,074         3,081
  Revenues from management, leasing
    and development services                       1,905         2,014
                                                 -------       -------
                                                 $59,817       $72,700
                                                 -------       -------

Operating Costs:
  Recoverable expenses                           $15,430       $20,293
  Other operating                                  6,375         9,746
  Management, leasing and development
    services                                       1,124         1,005
  General and administrative                       5,520         6,414
  Interest expense                                17,238        17,330
  Depreciation and amortization                    8,378        10,232
                                                 -------       -------
                                                 $54,065       $65,020
                                                 -------       -------
Income before equity in net income of
  unconsolidated Joint Ventures                  $ 5,752       $ 7,680
Equity in net income of unconsolidated
  Joint Ventures (Note 3)                         12,748        14,490
                                                 -------       -------
Net Income                                       $18,500       $22,170
                                                 =======       =======

Allocation of Net Income:
  General Partners                               $14,803       $17,169
  Limited Partners                                 3,697         5,001
                                                 -------       -------
                                                 $18,500       $22,170
                                                 =======       =======

Net Income per Unit of Partnership Interest      $   291       $   317
                                                 =======       =======

Weighted Average Number of Units of
  Partnership Interest Outstanding                63,521        70,000
                                                 =======       =======



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)


                                                Six Months Ended June 30
                                                ------------------------
                                                   1996          1997
                                                   ----          ----

Revenues:
  Minimum rents                                  $ 69,523      $ 85,266
  Percentage rents                                  2,452         3,163
  Expense recoveries                               38,260        46,185
  Other                                             5,608         7,005
  Revenues from management, leasing
    and development services                        3,706         3,623
                                                 --------      --------
                                                 $119,549      $145,242
                                                 --------      --------
Operating Costs:
  Recoverable expenses                           $ 31,016      $ 39,291
  Other operating                                  11,594        18,238
  Management, leasing and development
    services                                        2,369         1,928
  General and administrative                       10,273        12,070
  Interest expense                                 34,340        34,614
  Depreciation and amortization                    16,700        20,334
                                                 --------      --------
                                                 $106,292      $126,475
                                                 --------      --------
Income before equity in net income
  of unconsolidated Joint Ventures               $ 13,257      $ 18,767
Equity in net income of unconsolidated
  Joint Ventures (Note 3)                          26,111        26,987
                                                 --------      --------
Net Income                                       $ 39,368      $ 45,754
                                                 ========      ========

Allocation of Net Income:
  General Partners                               $ 31,501      $ 35,434
  Limited Partners                                  7,867        10,320
                                                 --------      --------
                                                 $ 39,368      $ 45,754
                                                 ========      ========

Net Income per Unit of Partnership Interest      $    620      $    654
                                                 ========      ========

Weighted Average Number of Units of
  Partnership Interest Outstanding                 63,521        69,999
                                                 ========      ========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Six Months Ended June 30
                                                    ------------------------
                                                         1996       1997
                                                         ----       ----
Cash Flows From Operating Activities:
  Net Income                                          $ 39,368   $ 45,754
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                        16,700     20,334
   Provision for losses on accounts receivable           1,025        474
   Amortization of deferred financing costs              1,141      1,181
   Other                                                   371        294
   Gain on sale of land                                   (322)      (316)
   Increase (decrease) in cash attributable to
   changes in assets and liabilities:
    Receivables, deferred charges and other assets      (1,360)    (1,206)
    Accounts payable and other liabilities             (10,095)       722
                                                      --------   --------
Net Cash Provided By Operating Activities             $ 46,828   $ 67,237
                                                      --------   --------

Cash Flows From Investing Activities:
  Purchase of interest in Center                      $(37,196)
  Additions to properties                              (10,609)  $(46,860)
  Proceeds from sale of land                               686        830
  Contributions to unconsolidated Joint Ventures        (4,187)   (16,254)
  Distributions from unconsolidated Joint Ventures
   in excess of net income                               5,613      3,689
                                                      --------   --------
Net Cash Used In Investing Activities                 $(45,693)  $(58,595)
                                                      --------   --------

Cash Flows From Financing Activities:
  Debt proceeds                                       $ 55,663   $ 49,252
  Debt payments                                           (227)      (231)
  Issuance of units of partnership interest (Note 5)                  176
  Cash distributions                                   (58,113)   (64,039)
                                                      --------   --------
Net Cash Used In Financing Activities                 $ (2,677)  $(14,842)
                                                      --------   --------
Net Decrease In Cash                                  $ (1,542)  $ (6,200)

Cash and Cash Equivalents at Beginning of Period        16,836      7,902
                                                      --------   --------

Cash and Cash Equivalents at End of Period            $ 15,294   $  1,702
                                                      ========   ========

Interest on mortgage notes and other loans paid during the six months ended June 30, 1996 and 1997, net of amounts capitalized of $2,294 and $4,337, was $32,506 and $32,811, respectively.


                      See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended June 30, 1997


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


Note 2 - Great Lakes Crossing

  In the second quarter of 1997, TRG entered into a partnership agreement to develop, own and operate Great Lakes Crossing, a value super-regional mall presently under construction in Auburn Hills, Michigan. The accounts of the partnership are consolidated in these financial statements since TRG, the managing and sole general partner, has a controlling 80% interest in the venture. The Center is expected to open in the fall of 1998.


Note 3 - Investments in Joint Ventures

  Certain Taubman Shopping Centers are partially owned through joint ventures that are not controlled by TRG (Joint Ventures). TRG is generally the managing general partner of these Joint Ventures. TRG's interest in each Joint Venture is as follows:

                                                                  TRG's %
                                                                 Ownership
                                                                   as of
   Joint Venture                   Taubman Shopping Center     June 30, 1997
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

                    TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


  TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Joint Ventures by $8.6 million and $8.8 million at December 31, 1996 and at June 30, 1997, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for the Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.

                                                  December 31    June 30
                                                  -----------    -------
                                                     1996          1997
                                                     ----          ----

 Assets:
  Properties, net                                  $ 461,658   $ 517,051
  Other assets                                        71,278      69,471
                                                   ---------   ---------
                                                   $ 532,936   $ 586,522
                                                   =========   =========

 Liabilities and partners' accumulated
 deficiency in assets:
  Debt                                             $ 724,162   $ 781,280
  Capital lease obligations                            5,000       6,699
  Other liabilities                                   53,817      41,658
  TRG accumulated deficiency in assets              (127,097)   (114,319)
  Joint Venture Partners' accumulated
   deficiency in assets                             (122,946)   (128,796)
                                                   ---------   ---------
                                                   $ 532,936   $ 586,522
                                                   =========   =========

 TRG accumulated deficiency in assets (above)      $(127,097)  $(114,319)
 Elimination of intercompany profit                   (8,565)     (8,778)
                                                   ---------   ---------
 Distributions in excess of net income
  of unconsolidated Joint Ventures                 $(135,662)  $(123,097)
                                                   =========   =========

                                     Three Months          Six Months
                                    Ended June 30        Ended June 30
                                    -------------        -------------
                                    1996     1997        1996      1997
                                    ----     ----        ----      ----

Revenues                           $68,680  $64,452    $138,712  $125,133
                                   -------  -------    --------  --------
Recoverable and other
 operating expenses                $27,444  $23,233    $ 54,929  $ 45,590
Interest expense                    13,607   12,505      27,457    24,872
Depreciation and amortization        6,226    5,333      11,899    10,617
                                   -------  -------    --------  --------
Total operating costs              $47,277  $41,071    $ 94,285  $ 81,079
                                   -------  -------    --------  --------
Net Income                         $21,403  $23,381    $ 44,427  $ 44,054
                                   =======  =======    ========  ========

Net income attributable to TRG     $11,073  $12,394    $ 23,114  $ 23,800
Realized intercompany profit         1,675    2,096       2,997     3,187
                                   -------  -------    --------  --------
Equity in net income of
 unconsolidated Joint Ventures     $12,748  $14,490    $ 26,111  $ 26,987
                                   =======  =======    ========  ========

                   TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


                                      Three Months          Six Months
                                      Ended June 30        Ended June 30
                                      -------------        -------------
                                      1996     1997       1996      1997
                                      ----     ----       ----      ----
TRG's beneficial interest in
 unconsolidated Joint Ventures'
 operations:
  Revenues less recoverable and
   other operating expenses         $22,434  $23,838    $ 45,751  $ 45,637
  Interest expense                   (6,762)  (6,640)    (13,934)  (13,229)
  Depreciation and amortization      (2,924)  (2,708)     (5,706)   (5,421)
                                    -------  -------    --------  --------
  Net Income                        $12,748  $14,490    $ 26,111  $ 26,987
                                    =======  =======    ========  ========


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

                                       TRG's Share     TRG's       TRG's
                               Joint    of Joint   Consolidated  Beneficial
                             Ventures   Ventures   Subsidiaries   Interest
                             ----------------------------------------------
Debt as of:
 December 31, 1996           $724,162   $396,962    $1,001,405   $1,398,367
 June 30, 1997                781,280    423,268     1,050,506    1,473,774

Capitalized interest:
 Six months ended
  June 30, 1996              $  2,222   $  1,545    $    2,294   $    3,839
 Six months ended
  June 30, 1997                 4,547      2,830         4,337        7,167

Interest expense
(Net of capitalized interest):
 Six months ended
  June 30, 1996              $ 27,457   $ 13,934    $   34,340   $   48,274
 Six months ended
  June 30, 1997                24,872     13,229        34,614       47,843


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

  During the first six months of 1997, options for 51 units were issued at an exercise price of $26.0 thousand per unit, options for eight units were exercised with a weighted average exercise price of $22.0 thousand per unit, and options for six units were canceled with a weighted average exercise price of $21.2 thousand per unit. As of June 30, 1997 there were outstanding options for 3,573 units with a weighted average exercise price of $22.2 thousand. As of June 30, 1997, options for 2,054 units were vested with a weighted average exercise price of $22.4 thousand.

                    TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


Note 6 - Subsequent Event

  In July 1997, TRG entered in an agreement to acquire for cash Regency Square shopping center located in Richmond, Virginia. The transaction is contingent upon completion of due diligence and receipt of necessary consents and approvals. TRG has agreed with the seller not to disclose the purchase price until after closing, which is expected to be completed before year end. TRG intends to use existing lines of credit to pay for the acquisition, which is expected to have an immaterial effect on net income in 1997.

  Also in July 1997, TRG issued $55 million of unsecured 10-year notes under its medium-term note program at a coupon rate of seven percent. The net proceeds were used to pay down floating rate debt under its revolving credit facilities.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following  discussion  should be read in conjunction with the accompanying
Consolidated   Financial   Statements  of  The  Taubman   Realty  Group  Limited
Partnership and the Notes thereto.

General Background and Performance Measurement

  The Taubman Realty Group Limited Partnership (TRG) is an operating partnership that engages in the full range of activities of the regional shopping center business. These activities include the ownership, operation, management, leasing, expansion, acquisition, development, redevelopment, financing and refinancing of regional shopping centers. TRG's Managed Businesses include: (i) Taubman Shopping Centers that TRG controls by ownership or contractual agreement, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures that are not controlled (Joint Ventures). The Joint Ventures are accounted for under the equity method in TRG's Consolidated Financial Statements.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1996 and the first and second quarters of 1997:

                       1st       2nd       3rd       4th                   1st       2nd
                     Quarter   Quarter   Quarter   Quarter     Total     Quarter   Quarter
                       1996      1996      1996      1996      1996        1997      1997
                    -----------------------------------------------------------------------
                                                (in thousands)
Mall tenant sales    $591,677  $617,821  $627,791  $989,956  $2,827,245  $600,709  $629,906
Revenues              129,764   128,497   129,730   138,250     526,241   130,322   134,429

Occupancy
 Average Occupancy      87.8%     87.3%     86.8%     87.6%       87.4%     86.5%     86.8%
 Ending Occupancy       87.7%     87.3%     86.8%     88.0%       88.0%     86.4%     87.1%
Leased Space            89.5%     88.2%     87.6%     89.0%       89.0%     88.7%     89.5%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1996 and the first and second quarters of 1997:

                     1st      2nd      3rd      4th               1st      2nd
                   Quarter  Quarter  Quarter  Quarter   Total   Quarter  Quarter
                     1996     1996     1996     1996    1996      1997     1997
                   -------------------------------------------------------------
Minimum rents        12.3%    11.7%    11.7%     7.6%   10.4%     12.6%    11.8%
Percentage rents      0.3      0.3      0.3      0.3     0.3       0.2      0.3
Expense recoveries    5.6      5.0      4.6      3.5     4.5       5.2      5.1
                     ----     ----     ----     ----    ----      ----     ----
Mall tenant
 occupancy costs     18.2%    17.0%    16.6%    11.4%   15.2%     18.0%    17.2%
                     ====     ====     ====     ====    ====      ====     ====

Rental Rates

  Average base rent per square foot for all mall tenants at the 18 Centers owned and open for at least five years was $38.49 for the twelve months ended June 30, 1997, compared to $37.12 for the twelve months ended June 30, 1996.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 1997 to the Three and Six Months Ended June 30, 1996

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

  In November 1996, TRG entered into an agreement to lease Memorial City Mall (Memorial City) while TRG investigates the redevelopment opportunities of the center (See Liquidity and Capital Resources -- Capital Spending). As a development project, Memorial City has been excluded from all operating statistics in this report, and Memorial City's results of operations have been presented as a net line item in the following tabular presentations of TRG's results of operations for the second quarter and first six months of 1997 compared to 1996.

Occupancy and Mall Tenant Sales

  The average occupancy rate in the Taubman Shopping Centers was 86.8% for the three months ended June 30, 1997 compared to 87.3% for the comparable period in 1996. For the six months ended June 30, 1997 average occupancy was 86.7% compared to 87.6% for the same period in 1996. TRG expects that it will not achieve year over year increases in average occupancy before the fourth quarter of 1997. The ending occupancy rate for the Taubman Shopping Centers at June 30, 1997 was 87.1% versus 87.3% at the same date in 1996. Leased space at June 30, 1997 was 89.5% compared to 88.2% at the same date in 1996.

  Total sales for Taubman Shopping Center mall tenants in the three months ended June 30, 1997 were $629.9 million, a 2.0% increase from $617.8 million in the second quarter of 1996. Tenant sales increased 1.7% to $1.23 billion for the six months ended June 30, 1997 from $1.21 billion for the comparable period in 1996. Mall tenant sales per square foot increased 0.4% in both the three and six months ended June 30, 1997 over the compared periods in 1996. Mall tenant sales for centers owned and open for all of the first six months of 1997 and 1996 (which excludes Paseo Nuevo and La Cumbre) were $605.1 million and $1,183.4 million in the second quarter and the first six months of 1997, a 2.1% decrease and a 2.2% decrease, respectively, from the comparable periods of 1996. Sales statistics for the first half of 1997 were negatively affected by new competition near certain centers. TRG expects that the effect of the competition on sales will moderate late in 1997 after the anniversary date of the opening of the competing centers. In addition, sales in the first quarter of 1996 were favorably impacted as most retailers reported five weeks of sales for January (this extra week occurs every five to six years). The compound annual growth rate on sales per square foot for the two year period ending June 30, 1997 was 3.2%.

Comparison of the Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996

  The following table sets forth operating results for TRG's Managed Businesses for the three months ended June 30, 1996 and June 30, 1997, showing the results of the Consolidated Businesses and Joint Ventures:


                                     Three Months Ended June 30, 1996            Three Months Ended June 30, 1997
                                 -----------------------------------------  ------------------------------------------
                                           TRG                     TOTAL:             TRG                      TOTAL:
                                  CONSOLIDATED       JOINT        MANAGED    CONSOLIDATED        JOINT        MANAGED
                                    BUSINESSES   VENTURES(1)   BUSINESSES    BUSINESSES(2)   VENTURES(1)   BUSINESSES
                                 -----------------------------------------  ------------------------------------------
                                           (in millions of dollars)                  (in millions of dollars)
REVENUES:
  Minimum rents                           34.8        40.5           75.3            40.5         37.0           77.5
  Percentage rents                         1.4         0.8            2.2             1.6          0.8            2.4
  Expense recoveries                      18.6        25.0           43.7            22.8         21.3           44.0
  Other                                    5.0         2.3            7.3             5.0          5.5           10.5
                                         -----       -----          -----           -----        -----          -----
Total revenues                            59.8        68.7          128.5            69.8         64.6          134.4

OPERATING COSTS:
  Recoverable expenses                    15.4        21.5           36.9            19.4         18.2           37.5
  Other operating                          6.4         4.6           11.0             7.8          3.4           11.2
  Management, leasing and
   development                             1.1                        1.1             1.0                         1.0
  General and administrative               5.5                        5.5             6.4                         6.4
  Interest expense                        17.2        13.5           30.7            17.3         12.6           30.0
  Depreciation and amortization            8.4         5.9           14.3            10.2          5.1           15.3
                                         -----       -----          -----           -----        -----          -----
Total operating costs                     54.1        45.5           99.5            62.0         39.4          101.4
Net results of Memorial City (2)                                                     (0.1)                       (0.1)
                                         -----       -----          -----           -----        -----          -----
                                           5.8        23.3           29.0             7.7         25.2           32.9
                                                     =====          =====                        =====          =====
Equity in net income of Joint Ventures    12.7                                       14.5
                                         -----                                      -----
NET INCOME                                18.5                                       22.2
                                         =====                                      =====

SUPPLEMENTAL INFORMATION (3)
  EBITDA contribution                     31.4        22.4           53.8            35.2         23.8           59.1
  TRG's Beneficial Interest Expense      (17.2)       (6.8)         (24.0)          (17.3)        (6.6)         (24.0)
  Non-real estate depreciation            (0.5)                      (0.5)           (0.5)                       (0.5)
                                         -----       -----          -----           -----        -----          -----
  Distributable Cash Flow contribution    13.7        15.7           29.3            17.4         17.2           34.6
                                         =====       =====          =====           =====        =====          =====


(1) With the exception of the Supplemental Information, amounts represent 100% of Joint Ventures. Amounts are net of intercompany profits.
(2)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(3) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(4)  Amounts in the table may not add due to rounding.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the three months ended June 30, 1997 were $69.8 million, a $10.0 million or 16.7% increase over the comparable period in 1996. Minimum rents increased $5.7 million, of which $5.1 million was caused by the Fairlane, Paseo Nuevo, and La Cumbre acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date in July 1996 (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). The increase in expense recoveries was primarily due to Fairlane, Paseo Nuevo, and La Cumbre.

  Total operating costs increased $7.9 million, or 14.6%, to $62.0 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to the Fairlane, Paseo Nuevo, and La Cumbre acquisitions. General and administrative expense increased by $0.9 million primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan), recruiter fees and relocation charges, travel, and training.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Joint Ventures
--------------

  Total revenues for the three months ended June 30, 1997 were $64.6 million, a $4.1 million, or 6.0%, decrease from the comparable period of 1996, of which $6.7 million was caused by the change of Fairlane from a Joint Venture to a Consolidated Business offset by increases at other Centers. The decrease in minimum rents was primarily due to Fairlane, offset by increases at other Centers. The decrease in expense recoveries was due to Fairlane and a decrease in recoverable expenses. Other income increased by $3.2 million primarily due to gains on peripheral land sales.

  Total operating costs decreased by $6.1 million, or 13.4%, to $39.4 million for the three months ended June 30, 1997 including a $4.7 million decrease due to Fairlane. Recoverable expenses decreased $3.3 million primarily due to Fairlane and decreases in utilities and property taxes. Other operating costs decreased primarily due to Fairlane and a decrease in bad debt expense. Interest expense decreased $0.9 million primarily due to a decrease in debt related to Fairlane and an increase in capitalized interest, partially offset by an increase in debt used to finance capital expenditures. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 3 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Joint Ventures increased by $1.9 million, or 8.2%, to $25.2 million. TRG's equity in net income of the Joint Ventures was $14.5 million, a 14.2% increase from the comparable period in 1996.

Net Income
----------

  As a result of the foregoing, net income for the second quarter of 1997 was $22.2 million, a 20.0% increase from the comparable period in 1996.

Comparison of the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996

  The following table sets forth operating results for TRG's Managed Businesses for the six months ended June 30, 1996 and June 30, 1997, showing the results of the Consolidated Businesses and Joint Ventures:


                                      Six Months Ended June 30, 1996             Six Months Ended June 30, 1997
                                 -----------------------------------------  ------------------------------------------
                                           TRG                     TOTAL:             TRG                      TOTAL:
                                  CONSOLIDATED       JOINT        MANAGED    CONSOLIDATED        JOINT        MANAGED
                                    BUSINESSES   VENTURES(1)   BUSINESSES    BUSINESSES(2)   VENTURES(1)   BUSINESSES
                                 -----------------------------------------  ------------------------------------------
                                           (in millions of dollars)                  (in millions of dollars)
REVENUES:
  Minimum rents                           69.5        81.5          151.1            81.3         74.7          156.0
  Percentage rents                         2.4         1.6            4.0             2.9          1.2            4.1
  Expense recoveries                      38.3        51.4           89.6            44.7         42.8           87.5
  Other                                    9.3         4.2           13.5            10.5          6.7           17.2
                                         -----       -----          -----           -----        -----          -----
Total revenues                           119.5       138.7          258.3           139.5        125.3          264.8

OPERATING COSTS:
  Recoverable expenses                    31.0        44.0           75.0            37.4         36.4           73.8
  Other operating                         11.6         7.8           19.4            14.3          6.1           20.4
  Management, leasing and
   development                             2.4                        2.4             1.9                         1.9
  General and administrative              10.3                       10.3            12.1                        12.1
  Interest expense                        34.3        27.5           61.8            34.6         25.2           59.8
  Depreciation and amortization           16.7        11.4           28.1            20.2         10.2           30.4
                                         -----       -----          -----           -----        -----          -----
Total operating costs                    106.3        90.6          197.0           120.5         77.9          198.4
Net results of Memorial City (2)                                                     (0.3)                       (0.3)
                                         -----       -----          -----           -----        -----          -----
                                          13.3        48.1           61.4            18.8         47.3           66.1
                                                     =====          =====                        =====          =====
Equity in net income of Joint Ventures    26.1                                       27.0
                                         -----                                      -----
NET INCOME                                39.4                                       45.8
                                         =====                                      =====

SUPPLEMENTAL INFORMATION (3)
  EBITDA contribution                     64.3        45.7          110.0            73.7         45.6          119.4
  TRG's Beneficial Interest Expense      (34.3)      (13.9)         (48.3)          (34.6)       (13.2)         (47.8)
  Non-real estate depreciation            (0.9)                      (0.9)           (1.1)                       (1.1)
                                         -----       -----          -----           -----        -----          -----
  Distributable Cash Flow contribution    29.0        31.8           60.8            38.0         32.4           70.5
                                         =====       =====          =====           =====        =====          =====


(1) With the exception of the Supplemental Information, amounts represent 100% of Joint Ventures. Amounts are net of intercompany profits.
(2)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(3) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(4)  Amounts in the table may not add due to rounding.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the six months ended June 30, 1997 were $139.5 million, a $20.0 million or 16.7% increase over the comparable period in 1996. Minimum rents increased $11.8 million, of which $10.6 million was caused by the Fairlane, Paseo Nuevo, and La Cumbre acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date in July 1996 (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). The increase in expense recoveries was primarily due to Fairlane, Paseo Nuevo, and La Cumbre, offset by decreases at certain other Centers. Other revenue increased $1.2 million primarily due to an insurance recovery and a litigation settlement, partially offset by a decrease in lease cancellation revenue.

  Total operating costs increased $14.2 million, or 13.4%, to $120.5 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to the Fairlane, Paseo Nuevo, and La Cumbre acquisitions. General and administrative expense increased by $1.8 million primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan), recruiter fees and relocation charges, travel, and training.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Joint Ventures
--------------

  Total revenues for the six months ended June 30, 1997 were $125.3 million, a $13.4 million, or 9.7%, decrease from the comparable period of 1996, of which $13.7 million was caused by the change of Fairlane from a Joint Venture to a Consolidated Business, offset by increases at other Centers. The decrease in minimum rents was primarily due to Fairlane, offset by increases at other Centers. The decrease in expense recoveries was due to Fairlane and a decrease in recoverable expenses. Other income increased by $2.5 million primarily due to gains on peripheral land sales, partially offset by a decrease in interest income.

  Total operating costs decreased by $12.7 million, or 14.0%, to $77.9 million for the six months ended June 30, 1997 including a $9.3 million decrease due to Fairlane. Recoverable expenses decreased $7.6 million primarily due to Fairlane and decreases in utilities and maintenance costs. Other operating costs decreased primarily due to Fairlane and a decrease in bad debt expense. Interest expense decreased $2.3 million primarily due to a decrease in debt related to Fairlane and an increase in capitalized interest, partially offset by an increase in debt used to finance capital expenditures. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 3 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Joint Ventures decreased by $0.8 million, or 1.7%, to $47.3 million. TRG's equity in net income of the Joint Ventures was $27.0 million, a 3.4% increase from the comparable period in 1996.

Net Income
----------

  As a result of the foregoing, net income for the six months ended June 30, 1997 was $45.8 million, a 16.2% increase from the comparable period in 1996.

Liquidity and Capital Resources

  As of June 30, 1997, TRG had a cash balance of $1.7 million. In March 1997, TRG completed the renegotiation of the terms of its unsecured revolving credit facility available for general partnership purposes. The new terms increased the facility to $300 million from $200 million, reduced the current contractual interest rate by 60 basis points to LIBOR plus 90 basis points and extended the maturity until March 2000. Included in the credit facility is a competitive bid option program, which allows TRG to hold auctions among the banks participating in the facility for short term borrowings of up to $150 million. Borrowings under this facility at June 30, 1997 were $15 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $14.4 million at June 30, 1997. This line expires in August 1998. TRG also has available a secured commercial paper facility of up to $75 million, all of which had been issued at June 30, 1997. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings provided $49.3 million of funding for the first half of 1997 compared to $55.7 million in 1996 (including $37 million for the acquisition in June 1996 of the Paseo Nuevo shopping center). Proceeds in both 1997 and 1996 were also used to fund capital expenditures for the Consolidated Businesses and contributions to Joint Ventures for construction costs of new centers.

  TRG has a medium-term note program under TRG's $500 million shelf registration statement. There were no medium-term note issuances in the first six months of 1997 and 1996. During July 1997, TRG issued $55 million of unsecured 10-year notes at a coupon rate of 7 percent. The net proceeds were used to pay down floating rate debt under TRG's revolving credit facilities. Including the issuance in July 1997, TRG has issued a total of $342 million of notes since the program's inception in 1995.

  In January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of the principal and interest is guaranteed by each of the owners of Arizona Mills, L.L.C. to the extent of its respective ownership percentage. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met. Proceeds totaling $13.1 million were distributed to the owners as reimbursement for amounts previously expended on construction costs, of which TRG's share was $4.8 million. Borrowings on the facility at June 30, 1997 were $45.3 million. TRG owns a 37% interest in Arizona Mills, L.L.C.

  At June 30, 1997, TRG's debt and its beneficial interest in the debt of its Joint Ventures (excluding $53.4 million of capital lease obligations) totaled $1,473.8 million. As shown in the following table, there was no unhedged floating rate debt at June 30, 1997. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs added 0.4% to the effective rate of interest on TRG's beneficial interest in debt at June 30, 1997. Included in TRG's beneficial interest in debt at June 30, 1997 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $234.9 million as of June 30, 1997. TRG's beneficial interest in capitalized interest was $3.9 million and $7.2 million for the three and six months ended June 30, 1997, respectively.

                                          Beneficial Interest in Debt
                                ------------------------------------------------
                                    Amount   Interest LIBOR  Frequency  LIBOR
                                (In millions  Rate at  Cap   of Rate     at
                                 of dollars)  6/30/97  Rate   Resets   6/30/97
                                 ----------  --------  ----   ------  --------
Total beneficial interest
 in fixed rate debt              1,112.7(1)  7.55%(2)
Floating rate debt hedged
 via interest rate caps:
  Through January 1998             100.0     6.26(2)   6.50   Monthly      5.72
  Through January 1998              65.0     6.44      6.50   Monthly      5.72
  Through July 1998                 65.0     6.26(2)   8.35   Monthly      5.72
  Through October 1998              39.3     6.32      6.00   Three Months 5.81
  Through October 2001              25.0     6.14      8.55   Monthly      5.72
  Through January 2002              23.4     6.78(2)   9.50   Monthly      5.72
  Through July 2002                 43.4     6.66(2)   6.50   Monthly      5.72
                                 -------
Total beneficial interest
 in debt                         1,473.8     7.26(2)
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

  The following table summarizes TRG's Distributable Cash Flow for the three months ended June 30, 1996 and 1997:


                                            Three months ended                     Three months ended
                                               June 30, 1996                          June 30, 1997
                                  -------------------------------------  ------------------------------------
                                              TRG                                   TRG
                                     Consolidated         Joint            Consolidated         Joint
                                       Businesses   Ventures(1)   Total      Businesses   Ventures(1)   Total
                                  -------------------------------------  ------------------------------------
                                                                (in millions of dollars)

TRG's Net Income(2)                                                 18.5                                 22.2
Depreciation and Amortization(3)(4)                                 11.3                                 12.9
TRG's Beneficial Interest Expense(3)                                24.0                                 24.0
                                                                   -----                                -----
EBITDA                                       31.4      22.4         53.8           35.2       23.8       59.1
TRG's Beneficial Interest Expense(3)        (17.2)     (6.8)       (24.0)         (17.3)      (6.6)     (24.0)
Non-real estate depreciation                 (0.5)                  (0.5)          (0.5)                 (0.5)
                                            -----     -----        -----          -----      -----      -----
Distributable Cash Flow                      13.7      15.7         29.3           17.4       17.2       34.6
                                            =====     =====        =====          =====      =====      =====

(1)  Amounts represent TRG's beneficial  interest in the operations of its Joint
     Ventures.
(2)  Includes TRG's share of gains on peripheral  land sales of $0.3 million and
     $1.8   million  for  the  three  months  ended  June  30,  1996  and  1997, respectively.
(3)  Amounts  represent  TRG's  and  TRG's  beneficial  interest  in  the  Joint
     Ventures' depreciation and amortization and interest expense.
(4)  Includes   $0.8  million  and  $0.9   million  of  mall  tenant   allowance
     amortization in the second quarter of 1996 and 1997, respectively.
(5)  Amounts may not add due to rounding.


   The following table summarizes TRG's Distributable Cash Flow for the six months ended June 30, 1996 and 1997:


                                             Six months ended                      Six months ended
                                               June 30, 1996                          June 30, 1997
                                  -------------------------------------  ------------------------------------
                                              TRG                                   TRG
                                     Consolidated         Joint            Consolidated         Joint
                                       Businesses   Ventures(1)   Total      Businesses   Ventures(1)   Total
                                  -------------------------------------  ------------------------------------
                                                                (in millions of dollars)
TRG's Net Income(2)                                                 39.4                                 45.8
Depreciation and Amortization(3)(4)                                 22.4                                 25.8
TRG's Beneficial Interest Expense(3)                                48.3                                 47.8
                                                                   -----                                 ----
EBITDA                                       64.3       45.7       110.0           73.7       45.6      119.4
TRG's Beneficial Interest Expense(3)        (34.3)     (13.9)      (48.3)         (34.6)     (13.2)     (47.8)
Non-real estate depreciation                 (0.9)                  (0.9)          (1.1)                 (1.1)
                                            -----      -----       -----          -----      -----      -----
Distributable Cash Flow                      29.0       31.8        60.8           38.0       32.4       70.5
                                            =====      =====       =====          =====      =====      =====

(1)  Amounts represent TRG's beneficial  interest in the operations of its Joint
     Ventures.
(2)  Includes TRG's share of gains on peripheral  land sales of $0.3 million and
     $1.9 million for the six months ended June 30, 1996 and 1997, respectively.
(3)  Amounts  represent  TRG's  and  TRG's  beneficial  interest  in  the  Joint
     Ventures' depreciation and amortization and interest expense.
(4)  Includes   $1.6  million  and  $1.8   million  of  mall  tenant   allowance
     amortization for the six months ended June 30, 1996 and 1997, respectively.
(5)  Amounts may not add due to rounding.

  During the second quarter of 1997, EBITDA and Distributable Cash Flow were $59.1 million and $34.6 million, compared to $53.8 million and $29.3 million for the same period in 1996. TRG distributed $32.0 million to its partners in the second quarter of 1997, compared to $29.1 million in the same period of 1996.

  During the first half of 1997, EBITDA and Distributable Cash Flow were $119.4 million and $70.5 million, compared to $110.0 million and $60.8 million for the same period in 1996. TRG distributed $64.0 million and $58.1 million to its partners in the six month periods ended June 30, 1997 and 1996, respectively.

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Excluding acquisitions, planned capital spending by the Managed Businesses not recovered from tenants for 1997 is summarized in the following table:

                                                    1997
                              ------------------------------------------------
                              Consolidated          Joint      TRG's Share of
                                Businesses    Ventures(1)    Joint Ventures(1)
                              ------------------------------------------------
                                          (in millions of dollars)

Development, renovation,
 and expansion                     126.5(2)      225.1(3)          120.3
Mall tenant allowances               5.8           3.7               2.2
Pre-construction development
 and other                          10.7(4)        1.0               0.6
                                   -----         -----             -----
Total                              143.0         229.8             123.1
                                   =====         =====             =====

(1)  Costs are net of intercompany profits.
(2) Includes costs related to leasehold improvements at The Mall at Tuttle Crossing; excludes capital lease assets. Also includes TRG's share of construction costs for Great Lakes Crossing.
(3) Includes costs related to expansion projects at Westfarms and Cherry Creek. Also includes construction costs for MacArthur Center and Arizona Mills.
(4) Includes the costs to evaluate the redevelopment of Memorial City and required property expenditures under the terms of the lease.

  An expansion at Westfarms includes approximately 135 thousand square feet of mall GLA, which opened approximately 85% leased in August 1997, and Nordstrom as an anchor which will open in early September 1997. The expansion cost approximately $100 million. An expansion at Cherry Creek will include a newly constructed Lord & Taylor store, which will open in November of 1997, and the addition of 132 thousand square feet of mall GLA, which will open in the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 79% and 50% ownership interest in Westfarms and Cherry Creek, respectively.

  A project is now under construction to add approximately 48 thousand square feet of new mall tenant space in the building vacated when Saks Fifth Avenue moved to the I. Magnin site at Biltmore. The new space is completely leased and will be fully open in the fall of 1997. The project is expected to cost approximately $8 million.

  The Mall at Tuttle Crossing, a 980 thousand square foot Center in northwest Columbus, Ohio, opened in July 1997, anchored by Marshall Field's, Lazarus, JCPenney and Sears. TRG is leasing the land and mall buildings from Tuttle Holding Co., which owns the land on which the Center is located. TRG will make ninety annual minimum lease payments of $4.4 million beginning in July 1997. Substantially all of each payment in the first ten years of operation will be recognized as interest expense. TRG will also pay additional rent based on achieved levels of net operating income, a measure of operating performance before rent payments, as defined in the agreement (NOI); 100% of the portion of NOI which is over $11.6 million but less than or equal to $14.4 million, 30% of the portion of NOI between $14.4 million and $18.3 million, and 50% of the portion of NOI over $18.3 million. TRG estimates this additional rent, which will be recognized as other operating expense, will approximate $2 million to $3 million annually beginning in 1999. Substantially all of the Center's mall GLA has been leased. The Center is expected to cost approximately $115 million, including capital lease assets of $55 million.

  Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona, will open in November 1997. Leases on approximately 88% of the in-line tenant space are signed or out for signature. The 1.2 million square foot value-oriented mall is expected to cost approximately $180 million. TRG has a 37% ownership interest in Arizona Mills.

  In May 1997, TRG began construction on Great Lakes Crossing, an enclosed value super-regional mall in Auburn Hills, Michigan, owned by a partnership in which TRG has an 80% controlling interest. The 1.7 million square foot Center is expected to have approximately 1.4 million square feet of GLA and is scheduled to open in the fall of 1998. The cost of building this Center will approximate $210 million.

  MacArthur Center, a new Center being developed by TRG in Norfolk, Virginia, is expected to open in the spring of 1999. The Center is expected to open with 930 thousand square feet and will initially be anchored by Nordstrom and Dillard's. This Center is owned by a joint venture in which TRG has a 70% interest and is projected to cost approximately $150 million.

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

  TRG's share of costs for development and expansion projects currently under construction and scheduled to be completed in 1998 and 1999 is anticipated to be as much as $165 million in 1998 and $19 million in 1999. TRG generally does not provide estimates of capital expenditures on individual projects until the total project cost has been approved and construction is underway or imminent.

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

Planned Acquisition

  In July 1997, TRG entered into an agreement to acquire for cash the Regency Square shopping center in Richmond, Virginia. The transaction is contingent upon the completion of due diligence and receipt of necessary consents and approvals. TRG has agreed with the seller not to disclose the purchase price until after closing, which is expected to be completed before year end. TRG plans to use existing lines of credit to pay for the acquisition, which is expected to be modestly accretive to Distributable Cash Flow and immaterial to net income in 1997. The Center is anchored by Hecht's, JCPenney and Sears.

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

           None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP


Date:   August 13, 1997                   By:   /s/ Lisa A. Payne
                                                ----------------------------
                                                Lisa A. Payne
                                                Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number
------


12  --  Statement Re:  Computation of Ratios of Earnings to Fixed Charges.

27  --  Financial Data Schedule.