Form 10-Q
period 1998-03-31
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1998-05-12
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: March 31, 1998
                          Commission File No. 33-73988


                  The Taubman Realty Group Limited Partnership
           ----------------------------------------------------------
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

Consolidated  Balance  Sheet as of March 31,  1998 and  December  31, 1997 ....2
Consolidated Statement of Operations for the three months ended
  March 31, 1998 and 1997......................................................3
Consolidated Statement of Cash Flows for the three months ended
  March 31, 1998 and 1997......................................................4
Notes to Consolidated Financial Statements.....................................5

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                   March 31     December 31
                                                   --------     -----------
                                                     1998          1997
                                                     ----          ----

Assets:
  Properties                                      $1,649,352   $1,593,350
    Accumulated depreciation and amortization        280,358      268,658
                                                  ----------   ----------
                                                  $1,368,994   $1,324,692

  Cash and cash equivalents                            1,013        3,250
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $357 and $414 in 1998 and 1997                    13,776       17,803
  Accounts receivable from related parties             5,807        7,400
  Deferred charges and other assets                   44,400       43,681
                                                  ----------   ----------
                                                  $1,433,990   $1,396,826
                                                  ==========   ==========

Liabilities:
  Unsecured notes payable                         $1,074,553   $1,008,459
  Mortgage notes payable                             290,806      275,868
  Accounts payable and other liabilities             110,610      106,404
  Distributions in excess of net income of
    Unconsolidated Joint Ventures (Note 3)           184,081      141,815
                                                  ----------   ----------
                                                  $1,660,050   $1,532,546

Commitments and Contingencies (Note 5)

Accumulated Deficiency in Assets:
  Series A Preferred Equity                          192,840      192,840
  Partners' Accumulated Deficit                     (418,900)    (328,560)
                                                  ----------   ----------
                                                    (226,060)    (135,720)
                                                  ----------   ----------
                                                  $1,433,990   $1,396,826
                                                  ==========   ==========

Allocation of Partners' Accumulated Deficit:
  General Partners                                $ (339,491)  $ (254,474)
  Limited Partners                                   (79,409)     (74,086)
                                                  ----------   ----------
                                                  $ (418,900)  $ (328,560)
                                                  ==========   ==========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                               Three Months Ended March 31
                                               ---------------------------
                                                    1998          1997
                                                    ----          ----

Revenues:
  Minimum rents                                   $51,805       $42,850
  Percentage rents                                  1,331         1,454
  Expense recoveries                               26,937        22,705
  Other                                             5,257         3,924
  Revenue from management, leasing and
    development services                            1,839         1,964
                                                  -------       -------
                                                  $87,169       $72,897
                                                  -------       -------

Operating Costs:
  Recoverable expenses                            $22,998       $18,998
  Other operating                                   9,304         8,492
  Management, leasing and development
    services                                        1,095         1,108
  General and administrative                        6,560         5,656
  Interest expense                                 22,637        17,284
  Depreciation and amortization                    13,873        10,103
                                                  -------       -------
                                                  $76,467       $61,641
                                                  -------       -------
Income before equity in income of
  Unconsolidated Joint Ventures and
  before extraordinary item                       $10,702       $11,256
Equity in income before extraordinary item
  of Unconsolidated Joint Ventures (Note 3)        12,603        12,328
                                                  -------       -------
Income before extraordinary item                  $23,305       $23,584
Extraordinary item (Note 3)                          (957)
                                                  -------       -------
Net Income                                        $22,348       $23,584
Preferred distributions to TCO                     (4,150)
                                                  -------       -------
Net income available to unitholders               $18,198       $23,584
                                                  =======       =======

Allocation of net income available
 to unitholders:
  General Partners                                $14,748       $18,264
  Limited Partners                                  3,450         5,320
                                                  -------       -------
                                                  $18,198       $23,584
                                                  =======       =======

Basic and diluted earnings per Unit of
 Partnership Interest (Note 6):
  Income before extraordinary item                $   .14       $   .17
                                                  =======       =======
  Net income                                      $   .14       $   .17
                                                  =======       =======

Weighted Average Number of Units of
  Partnership Interest Outstanding            132,609,399   138,251,907
                                              ===========   ===========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                Three Months Ended March 31
                                                ---------------------------
                                                      1998        1997
                                                      ----        ----

Cash Flows From Operating Activities:
  Income before extraordinary item                  $ 23,305    $ 23,584
  Adjustments to reconcile income before
   extraordinary item to net cash provided
   by operating activities:
    Depreciation and amortization                     13,873      10,103
    Provision for losses on accounts receivable          291         225
    Amortization of deferred financing costs             710         591
    Gain on sale of land                                             (65)
    Other                                                212         149
  Increase in cash attributable to changes
   in assets and liabilities:
    Receivables, deferred charges and
     other assets                                      1,920       1,305
    Accounts payable and other liabilities             1,206       7,907
                                                    --------    --------
Net Cash Provided By Operating Activities           $ 41,517    $ 43,799
                                                    --------    --------

Cash Flows From Investing Activities:
  Additions to properties                           $(56,367)   $(21,866)
  Proceeds from sale of land                                         289
  Distributions from Unconsolidated Joint
   Ventures in excess of income before
   extraordinary item                                 46,169       4,025
  Contributions to Unconsolidated Joint Ventures      (4,860)     (1,974)
                                                    --------    --------
Net Cash Used In Investing Activities               $(15,058)   $(19,526)
                                                    --------    --------

Cash Flows From Financing Activities:
  Debt proceeds                                     $129,941    $  2,044
  Debt payments                                      (45,949)
  Redemption of partnership units                    (77,698)
  Issuance of units of partnership interest              771
  Cash distributions to partnership unitholders      (31,611)    (32,019)
  Cash distributions to TCO for Series A
   Preferred Equity interest                          (4,150)
                                                    --------    --------
Net Cash Used In Financing Activities               $(28,696)   $(29,975)
                                                    --------    --------

Net Decrease In Cash                                $ (2,237)   $ (5,702)

Cash and Cash Equivalents at Beginning of Period       3,250       7,912
                                                    --------    --------

Cash and Cash Equivalents at End of Period          $  1,013    $  2,210
                                                    ========    ========

Interest on mortgage notes and other loans paid during the three months ended March 31, 1998 and 1997, net of amounts capitalized of $3,308 and $1,994, was $9,446 and $5,003, respectively.



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three months ended March 31, 1998


Note 1 - Interim Financial Statements

  The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers (Taubman Shopping Centers) and interests therein. Taubman
Centers, Inc. (TCO) is the managing general partner of TRG. GMPTS Limited Partnership, TG Partners Limited Partnership and Taub-Co Management, Inc. are also general partners.

  The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in TRG's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

  Effective September 30, 1997, TRG amended its partnership agreement to split existing units of partnership interest at a ratio of 1,975.08 to one. The split did not alter the ownership percentage of any of TRG's partners. All unit and per unit amounts have been adjusted to reflect the unit split on a retroactive basis.

  Certain prior year amounts have been reclassified to conform to 1998 classifications.

Note 2 - Redemption

  In January 1998, TRG redeemed a partner's 6.1 million units of partnership interest for approximately $77.7 million (including costs). The redemption was funded through the use of an existing revolving credit facility.

Note 3 - Investments in Unconsolidated Joint Ventures

  Following are TRG's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. TRG is generally the managing general partner of these Unconsolidated Joint Ventures. TRG's interest in each Unconsolidated Joint Venture is as follows:

                                                                     TRG's %
                                                                    Ownership
                                                                       as of
  Unconsolidated Joint Venture          Taubman Shopping Center   March 31, 1998
  ----------------------------          -----------------------   --------------

  Arizona Mills, L.L.C.                 Arizona Mills                   37%
  Fairfax Company of Virginia L.L.C.    Fair Oaks                       50
  Lakeside Mall Limited Partnership     Lakeside                        50
  Rich-Taubman Associates               Stamford Town Center            50
  Taubman-Cherry Creek
    Limited Partnership                 Cherry Creek                    50
  Twelve Oaks Mall Limited
    Partnership                         Twelve Oaks Mall                50
  West Farms Associates                 Westfarms                       79
  Woodfield Associates                  Woodfield                       50
  Woodland                              Woodland                        50

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  In March 1998, Fairfax Company of Virginia L.L.C. (a 50% owned Unconsolidated Joint Venture) completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its 50% share of the distributions to pay down its revolving credit facilities. TRG recognized an extraordinary charge of approximately $1.0 million on the extinguishment of the Fair Oaks mortgage.

  TRG reduces its investment in Unconsolidated Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. As a result, the carrying value of TRG's investment in Unconsolidated Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures by $8.0 million and $8.1 million at March 31, 1998 and December 31, 1997, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.


                                                    March 31     December 31
                                                    --------     -----------
                                                      1998          1997
                                                      ----          ----

Assets:
  Properties, net                                  $ 626,858     $ 623,981
  Other assets                                        74,942        84,397
                                                   ---------     ---------
                                                   $ 701,800     $ 708,378
                                                   =========     =========

Liabilities and partners' accumulated
 deficiency in assets:
  Debt                                             $ 988,724     $ 875,356
  Capital lease obligations                            6,146         6,509
  Other liabilities                                   63,296        94,801
  TRG accumulated deficiency in assets              (176,066)     (133,680)
  Unconsolidated Joint Venture Partners'
   accumulated deficiency in assets                 (180,300)     (134,608)
                                                   ---------     ---------
                                                   $ 701,800     $ 708,378
                                                   =========     =========

TRG accumulated deficiency in assets (above)       $(176,066)    $(133,680)
Elimination of intercompany profit                    (8,015)       (8,135)
                                                   ---------     ---------
Distributions in excess of net income
  of Unconsolidated Joint Ventures                 $(184,081)    $(141,815)
                                                   =========     =========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                Three Months Ended March 31
                                                ---------------------------
                                                     1998        1997
                                                     ----        ----
Revenues                                           $72,121     $60,681
                                                   -------     -------
Recoverable and other operating expenses           $24,968     $22,357
Interest expense                                    17,133      12,367
Depreciation and amortization                        8,445       5,283
                                                   -------     -------
Total operating costs                              $50,546     $40,007
                                                   -------     -------
Income before extraordinary item                    21,575      20,674
Extraordinary item                                  (1,913)
                                                   -------     -------
Net income                                         $19,662     $20,674
                                                   =======     =======

Net income attributable to TRG                     $10,173     $11,406
Extraordinary item attributable to TRG                 957
Realized intercompany profit                         1,473         922
                                                   -------     -------
Equity in income before extraordinary item
  of Unconsolidated Joint Ventures                 $12,603     $12,328
                                                   =======     =======

                                                Three Months Ended March 31
                                                ---------------------------
                                                     1998        1997
                                                     ----        ----
TRG's beneficial interest
  in Unconsolidated Joint Ventures' operations:
   Revenues less recoverable and other
    operating expenses                             $26,052     $21,629
   Interest expense                                 (9,205)     (6,589)
   Depreciation and amortization                    (4,244)     (2,712)
                                                   -------     -------
   Income before extraordinary item                $12,603     $12,328
                                                   =======     =======


Note 4 - Beneficial Interest in Debt and Interest Expense

  TRG's beneficial interest in the debt (excluding capital lease obligations), capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. TRG's beneficial interest for 1998 and 1997 excludes the 30% minority interest in the debt outstanding on the MacArthur Center construction facility.

                       Unconsolidated  TRG's Share of       TRG's        TRG's
                           Joint       Unconsolidated   Consolidated  Beneficial
                         Ventures      Joint Ventures   Subsidiaries   Interest
                         --------      --------------   ------------   --------
Debt as of:
  March 31, 1998         $988,724         $521,275       $1,365,359   $1,869,510
  December 31, 1997       875,356          465,556        1,284,327    1,737,211

Capitalized interest:
  Three months ended
   March 31, 1998          $  455           $  224           $3,308       $3,243
  Three months ended
   March 31, 1997           1,980            1,267            1,994        3,261

Interest expense
 (Net of capitalized
  interest):
  Three months ended
   March 31, 1998         $17,133          $ 9,205          $22,637      $31,842
  Three months ended
   March 31, 1997          12,367            6,589           17,284       23,873

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 5 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, options for 8.1 million units of partnership interest may be issued under the plan, including options outstanding for 7.0 million units. The exercise price of all options outstanding was equal to market value on the date of grant. Incentive options generally become vested to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. During the first quarter of 1998, options for 69,128 units were exercised at $11.14 per unit. There were no grants or cancellations during the first quarter of 1998. As of March 31, 1998, there were options outstanding for 7.0 million units with a weighted average exercise price of $11.22 per unit, of which options for 6.1 million units were vested with a weighted average exercise price of $11.28 per unit.

Note 6 - Earnings Per Unit of Partnership Interest

  Basic earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period. Diluted earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period, assuming exercise of all options for units of partnership interest having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended March 31, 1998 and 1997, options for 0.4 million and 0.2 million units of partnership interest with average exercise prices of $13.58 and $13.89 per unit, respectively, were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated.

                                            Three Months Ended March 31
                                            ---------------------------
                                               1998             1997
                                               ----             ----
                                         (in thousands, except unit data)
Income before extraordinary item
 allocable to unitholders (Numerator)        $ 19,155         $ 23,584
                                             ========         ========

Partnership units (Denominator):
    Basic                                 132,609,399      138,251,907
    Effect of dilutive options                959,556        1,197,550
                                          -----------      -----------
    Diluted                               133,568,955      139,449,457
                                          ===========      ===========

Per unit - basic and diluted                  $  0.14           $ 0.17
                                              =======           ======


Note 7 - Subsequent Event

  In April 1998, TCO sold approximately 2.0 million shares of its common stock at $13.1875 per share, before deducting the underwriting commission and expenses of the offering, under TCO's shelf registration statement. TCO used the proceeds to acquire an additional equity interest in TRG, resulting in TCO holding a 39.36% interest in TRG. TRG paid all costs of the offering. Net proceeds of approximately $25 million were used by TRG for general partnership purposes.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following discussion should be read in conjunction with the accompanying Financial Statements of The Taubman Realty Group Limited Partnership and the Notes thereto.

General Background and Performance Measurement

  The Taubman Realty Group Limited Partnership (TRG) is an operating partnership that engages in the full range of activities of the regional shopping center business. These activities include the ownership management, leasing, expansion, acquisition and development of regional shopping centers (Taubman Shopping Centers or Centers). TRG's Managed Businesses include: (i) Taubman Shopping Centers that TRG controls by ownership or contractual agreement, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures with third parties that are not controlled (Unconsolidated Joint Ventures). The Unconsolidated Joint Ventures are accounted for under the equity method in TRG's Consolidated Financial Statements.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1997 and the first quarter of 1998:


                          1st       2nd       3rd        4th                    1st
                        Quarter   Quarter   Quarter    Quarter      Total     Quarter
                         1997      1997      1997       1997        1997       1998
                       --------------------------------------------------------------
                                              (in thousands)
Mall tenant sales      $600,709  $629,906  $692,487  $1,163,157  $3,086,259  $740,104
Revenues                130,677   134,756   137,728     157,192     560,353   156,415

Occupancy:
  Average Occupancy       86.5%     86.8%     87.0%       89.5%       87.6%     88.5%
  Ending Occupancy        86.4%     87.1%     87.2%       90.3%       90.3%     88.2%
Leased Space              88.7%     89.5%     90.8%       92.3%       92.3%     91.3%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1997 and the first quarter of 1998:

                                1st      2nd      3rd      4th             1st
                              Quarter  Quarter  Quarter  Quarter  Total  Quarter
                               1997     1997     1997     1997    1997    1998
                              --------------------------------------------------

Minimum rents                  12.6%    11.8%    11.3%     7.3%   10.1%   12.0%
Percentage rents                0.2      0.3      0.3      0.2     0.3     0.2
Expense recoveries              5.2      5.1      4.7      3.5     4.4     4.8
                               ----     ----     ----     ----    ----    ----
Mall tenant occupancy costs    18.0%    17.2%    16.3%    11.0%   14.8%   17.0%
                               ====     ====     ====     ====    ====    ====

Rental Rates

  Average base rent per square foot for all mall tenants at the 18 Centers owned and open for at least five years was $38.88 for the twelve months ended March 31, 1998, compared to $38.25 for the twelve months ended March 31, 1997.

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

  The annual spread between average annualized base rent of stores opening and closing, excluding renewals, has ranged between four and eleven dollars per square foot during the past five years. TRG anticipates that the spread between opening and closing rents for the 1998 fiscal year will be somewhat higher than the approximately four dollars per square foot achieved in 1997. This statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly change the spread in a given year.

Results of Operations

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

1998 Transactions

  In January 1998, TRG redeemed a partner's 6.1 million units of partnership interest for approximately $77.7 million (including costs). The redemption was funded through the use of an existing revolving credit facility.

  In March 1998, Fairfax Company of Virginia L.L.C. (a 50% owned Unconsolidated Joint Venture) completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its share of the distribution to pay down its revolving credit facilities.

  In April 1998, TRG's managing general partner, Taubman Centers, Inc. (TCO) sold approximately 2.0 million shares of its common stock at $13.1875 per share, before deducting the underwriting commission and expenses of the offering, under TCO's shelf registration statement. TCO used the proceeds to acquire an additional equity interest in TRG. TRG paid all costs of the offering. Net proceeds of approximately $25 million were used by TRG for general partnership purposes.

1997 Transactions

  During 1997, TRG completed the following acquisitions: Regency Square in September, The Falls in December, and the leasehold interest in The Mall at Tuttle Crossing (Tuttle Crossing), also in December. In addition, TRG opened the following new centers and expansions: Tuttle Crossing in July, Arizona Mills in November, Westfarms' expansion in August, and Biltmore's expansion throughout the last half of the year.

Occupancy and Mall Tenant Sales

  The average occupancy rate in the Taubman Shopping Centers was 88.5% for the three months ended March 31, 1998 compared to 86.5% for the comparable period in 1997. The increase in average occupancy was primarily due to increases in the occupancy at Centers owned and open prior to 1997. The ending occupancy rate for the Taubman Shopping Centers at March 31, 1998 was 88.2% versus 86.4% at the same date in 1997. Leased space at March 31, 1998 was 91.3% compared to 88.7% at the same date in 1997.

  Total sales for Taubman Shopping Center mall tenants in the three months ended March 31, 1998 were $740.1 million, a 23.2% increase from $600.7 million in the first quarter of 1997. Mall tenant sales per square foot increased 2.2% over the first quarter of 1997. Mall tenant sales for Centers owned and open for all of the first quarters of 1998 and 1997 were $636.2 million in the first quarter of 1998, a 5.9% increase from the first quarter of 1997.

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

  The following table sets forth operating results for TRG's Managed Businesses for the three months ended March 31, 1998 and 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:


                                     Three Months Ended March 31, 1998             Three Months Ended March 31, 1997
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT        MANAGED   CONSOLIDATED           JOINT        MANAGED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES(1)     VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                 (in millions of dollars)
REVENUES:
  Minimum rents                         49.9            44.2           94.1           40.8            37.6           78.5
  Percentage rents                       1.2             0.7            2.0            1.4             0.3            1.7
  Expense recoveries                    26.3            23.9           50.1           21.9            21.5           43.5
  Management, leasing and
   development                           1.8                            1.8            2.0                            2.0
  Other                                  5.1             3.3            8.4            3.9             1.2            5.1
                                       -----           -----          -----          -----           -----          -----
Total revenues                          84.3            72.1          156.4           70.0            60.7          130.7

OPERATING COSTS:
  Recoverable expenses                  22.1            20.3           42.4           18.0            18.3           36.3
  Other operating                        7.3             3.3           10.6            6.5             2.7            9.2
  Management, leasing and
   development                           1.1                            1.1            1.1                            1.1
  General and administrative             6.6                            6.6            5.7                            5.7
  Interest expense                      22.6            17.2           39.9           17.3            12.5           29.8
  Depreciation and amortization         13.8             8.0           21.8           10.0             5.1           15.2
                                       -----           -----          -----          -----           -----          -----
Total operating costs                   73.5            48.8          122.3           58.7            38.6           97.2
Net results of Memorial City(1)         (0.1)                          (0.1)          (0.1)                          (0.1)
                                       -----           -----          -----          -----           -----          -----
                                        10.7            23.3           34.0           11.3            22.1           33.4
                                                       =====          =====                          =====          =====
Equity in income before
 extraordinary item of
 Unconsolidated Joint Ventures          12.6                                          12.3
                                       -----                                         -----
Income before extraordinary item        23.3                                          23.6
Extraordinary item                      (1.0)
                                       -----                                         -----
Net income                              22.3                                          23.6
Preferred distributions to TCO          (4.2)
                                       -----                                         -----
Net income available to unitholders     18.2                                          23.6
                                       =====                                         =====

SUPPLEMENTAL INFORMATION(3):
EBITDA contribution                     47.2            26.0           73.3           38.6            21.6           60.3
TRG's Beneficial Interest Expense      (22.6)           (9.2)         (31.8)         (17.3)           (6.6)         (23.9)
Non-real estate depreciation            (0.5)                          (0.5)          (0.5)                          (0.5)
Preferred distributions to TCO          (4.2)                          (4.2)
                                       -----           -----          -----          -----           -----          -----
Distributable Cash Flow contribution    19.9            16.8           36.8           20.8            15.0           35.9
                                       =====           =====          =====          =====           =====          =====

(1)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial City's net operating  income will approximate the ground rent payable under the lease for the immediate future.
(2)  With the exception of the Supplemental Information,  amounts represent 100%
     of the  Unconsolidated  Joint  Ventures.  Amounts  are net of  intercompany profits.  The  Unconsolidated  Joint  Ventures are  accounted for under the equity method in TRG's Consolidated Financial Statements.
(3)  EBITDA,  TRG's Beneficial  Interest Expense and Distributable Cash Flow are
     defined and discussed in Liquidity and Capital Resources - Distributions.
(4)  Amounts in the table may not add due to rounding.
(5)  Certain   1997  amounts   have  been   reclassified   to  conform  to  1998
     classifications.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the three months ended March 31, 1998 were $84.3 million, a $14.3 million, or 20.4%, increase over the comparable period in 1997. Minimum rents increased $9.1 million, of which $8.2 million was caused by Tuttle Crossing and the 1997 acquisitions. Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Expense recoveries increased primarily due to Tuttle Crossing and the acquired Centers. Other revenue increased primarily due to an increase in lease cancellation revenue.

  Total operating costs increased $14.8 million, or 25.2%, to $73.5 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to Tuttle Crossing and the acquisitions. The increase in other operating expense was partially offset by a decrease in the charge to operations for development pre-construction reserves. General and administrative expense increased primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan), and recruiter fees. Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisition of The Falls and the redemption of a partner's interest in TRG, partially offset by a decrease in debt paid down with the proceeds of the October 1997 preferred equity offering. In addition, interest expense increased due to an increase in debt used to fund capital expenditures, offset by the related capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the three months ended March 31, 1998 were $72.1 million, an $11.4 million, or 18.8%, increase from the comparable period of 1997. The increase in minimum rents and expense recoveries was primarily due to Arizona Mills and the expansion at Westfarms. Minimum rents also increased due to tenant rollovers. Other revenue increased by $2.1 million primarily due to an increase in lease cancellation revenue and a gain on a peripheral land sale.

  Total operating costs increased by $10.2 million, or 26.4%, to $48.8 million for the three months ended March 31, 1998. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to Arizona Mills and Westfarms. Interest expense increased primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, and a decrease in capitalized interest related to these two projects. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures (Note 3 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures increased by $1.2 million, or 5.4%, to $23.3 million. TRG's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $12.6 million, a 2.4% increase from the comparable period in 1997.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary item decreased $0.3 million, or 1.3%, to $23.3 million for the three months ended March 31, 1998. In the first quarter of 1998, TRG recognized a $1.0 million extraordinary charge related to the prepayment of Fair Oaks' debt. After payment of $4.2 million in preferred distributions to TCO, net income available to partnership unitholders for the first quarter of 1998 was $18.2 million compared to $23.6 million in 1997.

Liquidity and Capital Resources

  As of March 31, 1998, TRG had a cash balance of $1.0 million. TRG has available for general partnership purposes an unsecured revolving credit facility of $300 million, which expires in March 2000. Borrowings under this facility at March 31, 1998 were $251.2 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $9.2 million at March 31, 1998. This line expires in August 1998. TRG also has available a secured commercial paper facility of up to $75 million, with borrowings of $75 million at March 31, 1998. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings of $129.9 million provided funding for the first three months of 1998 (including $77.7 million for the redemption of 6.1 million units of partnership interest in January 1998) compared to $2.0 million in the comparable period of 1997. Additionally, the proceeds were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

  TRG has issued a total of $342 million of notes since the inception of TRG's medium-term note program in 1995 under TRG's $500 million shelf registration statement. There were no medium-term note issuances in the first quarters of 1998 and 1997.

  In March 1998, Fairfax Company of Virginia L.L.C. (a 50% owned Unconsolidated Joint Venture) completed a $140 million, 6.60% secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in a effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its 50% share of the distribution to pay down its revolving credit facilities.

  At March 31, 1998, TRG's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,869.5 million. As shown in the following table, $225.8 million of this debt was floating rate debt that remained unhedged at March 31, 1998. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs added 0.36% to the effective rate of interest on TRG's beneficial interest in debt at March 31, 1998. Included in TRG's beneficial interest in debt is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $201.0 million as of March 31, 1998. TRG's beneficial interest in capitalized interest was $3.2 million for the three months ended March 31, 1998.

                                        Beneficial Interest in Debt
                            ----------------------------------------------------
                            Amount        Interest  LIBOR   Frequency   LIBOR
                            (In millions  Rate at   Cap     of Rate     at
                            of dollars)   3/31/98   Rate    Resets      3/31/98
                            ----------    -------   ----    ------      -------

Total beneficial interest
 in fixed rate debt            1,117.6    7.59%(1)

Floating rate debt hedged
 via interest rate caps:
  Through October 1998            39.3    6.16      6.00%    Three Months  5.71%
  Through December 1998          100.0    6.44(1)   6.50     Three Months  5.71
  Through July 1999               65.0    6.42      7.00     Monthly       5.69
  Through December 1999          200.0    6.44(1)   9.50(2)  Monthly       5.69
  Through October 2001            25.0    6.14      8.55     Monthly       5.69
  Through January 2002            53.4    6.94(1)   9.50     Monthly       5.69
  Through July 2002               43.4    6.99(1)   6.50     Monthly       5.69
Other floating rate debt         225.8    6.44(1)
                               -------

Total beneficial interest
 in debt                       1,869.5    7.14(1)
                               =======

(1)  Denotes weighted average interest rate.
(2)  Rate reduces to 7.0% in December 1998.

  TRG's loan and facility agreements and indenture contain various restrictive covenants, including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

  In April 1998, TCO sold approximately 2.0 million shares of its common stock at $13.1875 per share, before deducting the underwriting commission and expenses of the offering, under TCO's shelf registration statement. TCO used the proceeds to acquire an additional equity interest in TRG, resulting in TCO holding a 39.36% interest in TRG. TRG paid all costs of the offering. Net proceeds of approximately $25 million were used by TRG for general partnership purposes.

Distributions

  A principal factor considered by TRG in deciding upon distributions to partners is an amount, which TRG defines as Distributable Cash Flow, equal to EBITDA less TRG's Beneficial Interest Expense, non-real estate depreciation and amortization, and preferred distributions. This measure of performance is influenced not only by operations but also by capital structure. EBITDA is defined as TRG's beneficial interest in revenues, less operating costs before interest, depreciation and amortization, meaning TRG's pro rata share of this result for each of the Managed Businesses, after recording appropriate intercompany eliminations. TRG's Beneficial Interest Expense is defined as TRG's pro rata share of the interest expense of each of the Managed Businesses. EBITDA and Distributable Cash Flow do not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity.

  The following table summarizes TRG's Distributable Cash Flow for the three months ended March 31, 1998 and 1997:


                                                    Three months ended                          Three months ended
                                                      March 31, 1998                              March 31, 1997
                                        -----------------------------------------   ----------------------------------------
                                                 TRG  Unconsolidated                         TRG  Unconsolidated
                                        Consolidated           Joint                Consolidated           Joint
                                          Businesses        Ventures(1)     Total     Businesses        Ventures(1)    Total
                                        -----------------------------------------   ----------------------------------------
                                                                       (in millions of dollars)

TRG's Net Income (2)                                                        22.3                                        23.6
Extraordinary item (3)                                                       1.0
Depreciation and amortization (4)                                           18.1                                        12.8
TRG's Beneficial Interest Expense                                           31.8                                        23.9
                                                                           -----                                       -----
EBITDA                                          47.2           26.0         73.3            38.6            21.6        60.3
TRG's Beneficial Interest Expense              (22.6)          (9.2)       (31.8)          (17.3)           (6.6)      (23.9)
Non-real estate depreciation                    (0.5)                       (0.5)           (0.5)                       (0.5)
Preferred distributions to TCO                  (4.2)                       (4.2)
                                               -----          -----        -----           -----           -----       -----
Distributable Cash Flow                         19.9           16.8         36.8            20.8            15.0        35.9
                                               =====          =====        =====           =====           =====       =====

(1) Amounts represent TRG's beneficial interest in the operations of its Unconsolidated Joint Ventures.
(2) Includes TRG's share of gains on peripheral land sales of $400 thousand and $65 thousand in the first quarter of 1998 and 1997, respectively.
(3) Extraordinary charge related to the extinguishment of debt, primarily consisting of a prepayment penalty.
(4) Includes $1.1 million and $0.9 million of amortization of mall tenant allowances in the first quarter of 1998 and 1997, respectively.
(5)  Amounts may not add due to rounding.

  For the first quarter of 1998, EBITDA and Distributable Cash Flow were $73.3 million and $36.8 million, compared to $60.3 million and $35.9 million for the same period in 1997. In addition to $4.2 million representing preferred distributions to TCO on TRG's Series A Preferred Equity, TRG distributed $31.6 million to its partners in the first quarter of 1998, compared to $32.0 million in the same period of 1997.

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Assuming no acquisitions, planned capital spending by the Managed Businesses not recovered from tenants for 1998 is summarized in the following table:


                                                         1998
                             ------------------------------------------------------------
                                                                      TRG's Share of
                                               Unconsolidated    Consolidated Businesses
                             Consolidated           Joint           and Unconsolidated
                               Businesses         Ventures(1)        Joint Ventures(1)(2)
                             ------------------------------------------------------------
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

  At Cherry Creek, an ongoing expansion includes a newly constructed Lord & Taylor store, which opened in November 1997, and the addition of 132 thousand square feet of mall GLA, which will open in stages throughout the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 50% ownership interest in Cherry Creek.

  Great Lakes Crossing, an enclosed value super-regional mall being developed by TRG in Auburn Hills, Michigan, will open in November 1998. The Center will be
1.4 million square feet and its 17 anchors will include Bass Pro Shops Outdoor World, Neiman Marcus Last Call Clearance Center, Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet Store, Oshman's Supersports USA, Rainforest Cafe, and a 25-screen 100,000 square foot Star Theatre megaplex. This Center will be owned by a joint venture in which TRG has a controlling 80% interest and is projected to cost approximately $210 million.

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

Capital Resources

  TRG believes that its net cash provided by operating activities, distributions from the Joint Ventures, the unutilized portion of its credit facilities, and its ability to access the credit markets, assure adequate liquidity to conduct its operations in accordance with its distribution and financing policies.

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             10  --  First   Amendment   to   The   Taubman   Company  Long-Term
                     Compensation Plan.

             12  --  Statement Re:  Computation of Ratios  of Earnings to  Fixed
                     Charges and Preferred Distributions.

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


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP



Date:    May 12, 1998                           By: /s/ Lisa A. Payne
                                                    ----------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit
         Number
         ------


           10  --  First Amendment to The Taubman Company Long-Term Compensation
                   Plan.

           12  --  Statement Re:  Computation  of Ratios of  Earnings  to  Fixed
                   Charges and Preferred Distributions.

           27  --  Financial Data Schedule.