Form 10-Q
period 1998-06-30
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1998-08-10
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: June 30, 1998
                          Commission File No. 33-73988


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

      Yes   X   .  No      .
         -------      ------

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.

The  following  financial   statements  of  The  Taubman  Realty  Group  Limited
Partnership (TRG) are provided pursuant to the requirements of this item.



                         INDEX TO FINANCIAL STATEMENTS

THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
--------------------------------------------

Consolidated  Balance  Sheet as of June 30,  1998 and  December  31, 1997 .....2
Consolidated Statement of Operations for the three months ended
  June 30, 1998 and 1997.......................................................3
Consolidated Statement of Operations for the six months ended
  June 30, 1998 and 1997.......................................................4
Consolidated Statement of Cash Flows for the six months ended
  June 30, 1998 and 1997.......................................................5
Notes to Consolidated Financial Statements.....................................6

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                    June 30    December 31
                                                    -------    -----------
                                                     1998          1997
                                                     ----          ----

Assets:
  Properties                                      $1,709,101    $1,593,350
   Accumulated depreciation and amortization         292,466       268,658
                                                  ----------    ----------
                                                  $1,416,635    $1,324,692

  Cash and cash equivalents                              707         3,250
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $565 and $414 in 1998 and 1997                    13,319        17,803
  Accounts receivable from related parties             7,418         7,400
  Deferred charges and other assets                   42,642        43,681
                                                  ----------    ----------
                                                  $1,480,721    $1,396,826
                                                  ==========    ==========

Liabilities:
  Unsecured notes payable                         $1,106,594    $1,008,459
  Mortgage notes payable                             307,839       275,868
  Accounts payable and other liabilities             110,217       106,404
  Distributions in excess of net income of
    Unconsolidated Joint Ventures (Note 3)           169,714       141,815
                                                  ----------    ----------
                                                  $1,694,364    $1,532,546

Commitments and Contingencies (Note 5)

Accumulated Deficiency in Assets:
  Series A Preferred Equity                          192,840       192,840
  Partners' Accumulated Deficit                     (406,483)     (328,560)
                                                  ----------    ----------
                                                    (213,643)     (135,720)
                                                  ----------    ----------
                                                  $1,480,721    $1,396,826
                                                  ==========    ==========

Allocation of Partners' Accumulated Deficit:
  General Partners                                $ (330,607)   $ (254,474)
  Limited Partners                                   (75,876)      (74,086)
                                                  ----------    ----------
                                                  $ (406,483)   $ (328,560)
                                                  ==========    ==========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)



                                                 Three Months Ended June 30
                                                 --------------------------
                                                     1998          1997
                                                     ----          ----

Revenues:
  Minimum rents                                    $ 52,034      $ 42,416
  Percentage rents                                    1,880         1,709
  Expense recoveries                                 29,511        23,480
  Other                                               6,577         3,081
  Revenues from management, leasing
    and development services                          2,063         2,341
                                                   --------      --------
                                                   $ 92,065      $ 73,027
                                                   --------      --------

Operating Costs:
  Recoverable expenses                             $ 25,424      $ 20,293
  Other operating                                    11,061         9,746
  Management, leasing and development
    services                                          1,330         1,181
  General and administrative                          7,045         6,414
  Interest expense                                   21,949        17,330
  Depreciation and amortization                      14,207        10,233
                                                   --------      --------
                                                   $ 81,016      $ 65,197
                                                   --------      --------
Income before equity in net income of
  Unconsolidated Joint Ventures                    $ 11,049      $  7,830
Equity in net income of Unconsolidated
  Joint Ventures (Note 3)                            11,928        14,340
                                                   --------      --------
Net income                                         $ 22,977      $ 22,170
Preferred distributions to TCO                       (4,150)
                                                   --------      --------
Net income available to unitholders                $ 18,827      $ 22,170
                                                   ========      ========

Allocation of net income to unitholders:
  General Partners                                 $ 15,313      $ 17,169
  Limited Partners                                    3,514         5,001
                                                   --------      --------
                                                   $ 18,827      $ 22,170
                                                   ========      ========

Basic and diluted net income per
  Unit of Partnership Interest (Note 6)            $    .14      $    .16
                                                   ========      ========

Weighted Average Number of Units of
  Partnership Interest Outstanding              133,666,391   138,256,248
                                                ===========   ===========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)


                                                  Six Months Ended June 30
                                                  ------------------------
                                                     1998          1997
                                                     ----          ----

Revenues:
  Minimum rents                                    $103,839      $ 85,266
  Percentage rents                                    3,211         3,163
  Expense recoveries                                 56,448        46,185
  Other                                              11,834         7,005
  Revenues from management, leasing
    and development services                          3,902         4,305
                                                   --------      --------
                                                   $179,234      $145,924
                                                   --------      --------
Operating Costs:
  Recoverable expenses                             $ 48,422      $ 39,291
  Other operating                                    20,365        18,238
  Management, leasing and development
    services                                          2,425         2,289
  General and administrative                         13,605        12,070
  Interest expense                                   44,586        34,614
  Depreciation and amortization                      28,080        20,336
                                                   --------      --------
                                                   $157,483      $126,838
                                                   --------      --------
Income before equity in income before
 extraordinary item of Unconsolidated
  Joint Ventures                                   $ 21,751      $ 19,086
Equity in income before extraordinary item of
 Unconsolidated Joint Ventures (Note 3)              24,531        26,668
                                                   --------      --------
Income before extraordinary item                     46,282        45,754
Extraordinary item                                     (957)
                                                   --------      --------
Net Income                                         $ 45,325      $ 45,754
Preferred distributions to TCO                       (8,300)
                                                   --------      --------
Net income available to unitholders                $ 37,025      $ 45,754
                                                   ========      ========

Allocation of net income available
 to unitholders:
  General Partners                                 $ 30,061      $ 35,434
  Limited Partners                                    6,964        10,320
                                                   --------      --------
                                                   $ 37,025      $ 45,754
                                                   ========      ========

Basic earnings per Unit of Partnership
 Interest (Note 6):
  Income before extraordinary item                 $    .29      $    .33
                                                   ========      ========
  Net income                                       $    .28      $    .33
                                                   ========      ========

Diluted earnings per Unit of Partnership
 Interest (Note 6):
  Income before extraordinary item                 $    .28      $    .33
                                                   ========      ========
  Net income                                       $    .28      $    .33
                                                   ========      ========

Weighted Average Number of Units of
  Partnership Interest Outstanding              133,140,814   138,254,089
                                                ===========   ===========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Six Months Ended June 30
                                                    ------------------------
                                                        1998        1997
                                                        ----        ----
Cash Flows From Operating Activities:
  Income before extraordinary item                   $  46,282   $  45,754
  Adjustments to reconcile income before
   extraordinary item to net cash provided
   by operating activities:
   Depreciation and amortization                        28,080      20,336
   Provision for losses on accounts receivable             817         474
   Amortization of deferred financing costs              1,422       1,181
   Other                                                   415         294
   Gain on sale of land                                               (316)
   Increase (decrease) in cash attributable to
    changes in assets and liabilities:
     Receivables, deferred charges and other assets       (743)     (1,033)
     Accounts payable and other liabilities              4,813      (1,970)
                                                     ---------   ---------
Net Cash Provided By Operating Activities            $  81,086   $  64,720
                                                     ---------   ---------

Cash Flows From Investing Activities:
  Additions to properties                            $(116,349)  $ (58,440)
  Proceeds from sale of land                                           830
  Contributions to Unconsolidated Joint Ventures       (18,839)     (1,975)
  Distributions from Unconsolidated Joint Ventures
    in excess of income before extraordinary item       45,781       3,491
                                                     ---------   ---------
Net Cash Used In Investing Activities                $ (89,407)  $ (56,094)
                                                     ---------   ---------

Cash Flows From Financing Activities:
  Debt proceeds                                      $ 178,594   $  49,252
  Debt payments                                        (49,568)       (231)
  Redemption of partnership units                      (77,698)
  Issuance of units of partnership interest
   (Notes 2 and 5)                                      26,308         176
  Cash distributions to partnership unitholders        (63,558)    (64,039)
  Cash distributions to TCO for Series A
    Preferred Equity interest                           (8,300)
                                                     ---------   ---------
Net Cash Provided By (Used In) Financing Activities  $   5,778   $ (14,842)
                                                     ---------   ---------

Net Decrease In Cash                                 $  (2,543)  $  (6,216)

Cash and Cash Equivalents at Beginning of Period         3,250       7,912
                                                     ---------   ---------

Cash and Cash Equivalents at End of Period           $     707   $   1,696
                                                     =========   =========

Interest on mortgage notes and other loans paid during the six months ended June 30, 1998 and 1997, net of amounts capitalized of $7,456 and $4,337, was $41,918 and $32,811, respectively.



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended June 30, 1998


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

Note 2 - Equity transactions

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

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 3 - Investments in Unconsolidated Joint Ventures

  Following are TRG's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. TRG is generally the managing general partner of these Unconsolidated Joint Ventures. TRG's interest in each Unconsolidated Joint Venture is as follows:

                                                                      TRG's %
                                                                     Ownership
                                                                       as of
  Unconsolidated Joint Venture            Taubman Shopping Center  June 30, 1998
  ----------------------------            -----------------------  -------------

      Arizona Mills, L.L.C.                    Arizona Mills            37%
      Fairfax Company of Virginia L.L.C.       Fair Oaks                50
      Lakeside Mall Limited Partnership        Lakeside                 50
      Rich-Taubman Associates                  Stamford Town Center     50
      Taubman-Cherry Creek
        Limited Partnership                    Cherry Creek             50
      Twelve Oaks Mall Limited Partnership     Twelve Oaks Mall         50
      West Farms Associates                    Westfarms                79
      Woodfield Associates                     Woodfield                50
      Woodland                                 Woodland                 50

  In March 1998, Fairfax Company of Virginia L.L.C. completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its 50% share of the distributions to pay down its revolving credit facilities. TRG recognized an extraordinary charge of approximately $1.0 million on the extinguishment of the Fair Oaks mortgage.

  TRG reduces its investment in Unconsolidated Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. As a result, the carrying value of TRG's investment in Unconsolidated Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures by approximately $8.1 million at both June 30, 1998 and December 31, 1997. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                                    June 30     December 31
                                                    -------     -----------
                                                      1998         1997
                                                      ----         ----

Assets:
  Properties, net                                  $ 637,422    $ 623,981
  Other assets                                        82,806       84,397
                                                   ---------    ---------
                                                   $ 720,228    $ 708,378
                                                   =========    =========

Liabilities and partners'
 accumulated deficiency in assets:
   Debt                                            $ 997,029    $ 875,356
   Capital lease obligations                           5,787        6,509
   Other liabilities                                  55,930       94,801
   TRG accumulated deficiency in assets             (161,645)    (133,680)
   Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                (176,873)    (134,608)
                                                   ---------    ---------
                                                   $ 720,228    $ 708,378
                                                   =========    =========

TRG accumulated deficiency in assets (above)       $(161,645)   $(133,680)
Elimination of intercompany profit                    (8,069)      (8,135)
                                                   ---------    ---------
Distributions in excess of net income
  of Unconsolidated Joint Ventures                 $(169,714)   $(141,815)
                                                   =========    =========


                                         Three Months          Six Months
                                         Ended June 30        Ended June 30
                                         -------------        -------------
                                         1998     1997       1998      1997
                                         ----     ----       ----      ----

Revenues                                $72,337  $64,452   $144,458  $125,133
                                        -------  -------   --------  --------
Recoverable and other
 operating expenses                     $26,279  $23,233   $ 51,247  $ 45,590
Interest expense                         18,224   12,505     35,357    24,872
Depreciation and amortization             8,215    5,332     16,660    10,615
                                        -------  -------   --------  --------
Total operating costs                   $52,718  $41,070   $103,264  $ 81,077
                                        -------  -------   --------  --------
Income before extraordinary item        $19,619  $23,382   $ 41,194  $ 44,056
Extraordinary item                                           (1,913)
                                        -------  -------   --------  --------
Net Income                              $19,619  $23,382   $ 39,281  $ 44,056
                                        =======  =======   ========  ========

Net income attributable to TRG          $10,308  $12,396   $ 20,481  $ 23,802
Extraordinary item attributable to TRG                          957
Realized intercompany profit              1,620    1,944      3,093     2,866
                                        -------  -------   --------  --------
Equity in income before extraordinary
 item of Unconsolidated Joint Ventures  $11,928  $14,340   $ 24,531  $ 26,668
                                        =======  =======   ========  ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                        Three Months           Six Months
                                        Ended June 30        Ended June 30
                                        -------------        -------------
                                        1998      1997      1998       1997
                                        ----      ----      ----       ----
TRG's beneficial interest
  in Unconsolidated Joint Ventures'
   operations:
  Revenues less recoverable and
    other operating expenses           $25,814  $23,687   $ 51,866   $ 45,316
  Interest expense                      (9,706)  (6,640)   (18,911)   (13,229)
  Depreciation and amortization         (4,180)  (2,707)    (8,424)    (5,419)
                                       -------  -------   --------  ---------
  Income before extraordinary item     $11,928  $14,340   $ 24,531  $  26,668
                                       =======  =======   ========  =========


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

                                  Unconsolidated   TRG's Share of       TRG's        TRG's
                                       Joint       Unconsolidated   Consolidated  Beneficial
                                     Ventures      Joint Ventures   Subsidiaries   Interest
                                     --------      --------------   ------------   --------

Debt as of:
  June 30, 1998                      $997,029         $524,949       $1,414,433   $1,917,074
  December 31, 1997                   875,356          465,556        1,284,327    1,737,211

Capitalized interest:
  Six months ended June 30, 1998       $1,130           $  558           $7,456       $7,345
  Six months ended June 30, 1997        4,547            2,830            4,337        7,167

Interest expense
(Net of capitalized interest):
  Six months ended June 30, 1998      $35,357          $18,911          $44,586      $63,497
  Six months ended June 30, 1997       24,872           13,229           34,614       47,843


Note 5 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, options for 8.1 million units of partnership interest may be issued under the plan, of which options for 6.9 million units are outstanding. The exercise price of all options outstanding was equal to market value on the date of grant. Incentive options generally vest to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. During the six months ended June 30, 1998, options for 0.1 million units were exercised at a weighted average price of $11.11 per unit. There were no grants during the six months ended June 30, 1998. As of June 30, 1998, there were options outstanding for 6.9 million units with a weighted average exercise price of $11.22 per unit, of which options for
6.1 million units were vested with a weighted average exercise price of $11.29 per unit.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 6 - Earnings Per Unit of Partnership Interest

  Basic earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period. Diluted earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period, assuming exercise of all options for units of partnership interest having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended June 30, 1998 and 1997, options for 0.2 million and 0.4 million units of partnership interest with average exercise prices of $13.89 and $13.58 per unit, respectively, were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated. For each of the six months ended June 30, 1998 and 1997, options for 0.3 million units of partnership interest with average exercise prices of $13.74 were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated.

                                               Three Months               Six Months
                                              Ended June 30              Ended June 30
                                              -------------              -------------
                                            1998         1997          1998         1997
                                            ----         ----          ----         ----
                                                 (in thousands, except share data)

Income before extraordinary item
 allocable to unitholders (Numerator)      $18,827      $22,170       $37,982      $45,754
                                           =======      =======       =======      =======

Partnership units (Denominator):
    Basic                              133,666,391  138,256,248   133,140,814  138,254,089
    Effect of dilutive options           1,228,281    1,027,160     1,093,919    1,112,355
                                       -----------  -----------   -----------  -----------
    Diluted                            134,894,672  139,283,408   134,234,733  139,366,444
                                       ===========  ===========   ===========  ===========

Per unit:
    Basic                                    $ .14        $ .16         $ .29        $ .33
                                             =====        =====         =====        =====
    Diluted                                  $ .14        $ .16         $ .28        $ .33
                                             =====        =====         =====        =====

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following  discussion  should be read in conjunction with the accompanying
Consolidated   Financial   Statements  of  The  Taubman   Realty  Group  Limited
Partnership and the Notes thereto.

General Background and Performance Measurement

  The Taubman Realty Group Limited Partnership (TRG) is an operating partnership that engages in the full range of activities of the regional shopping center business. These activities include the ownership, management, leasing, expansion, acquisition and development of regional shopping centers (Taubman Shopping Centers). TRG's Managed Businesses consist of: (i) Taubman Shopping Centers that TRG controls by ownership or contractual agreement, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures with third parties that are not controlled (Unconsolidated Joint Ventures). The Unconsolidated Joint Ventures are accounted for under the equity method in TRG's Consolidated Financial Statements.

  Certain aspects of the performance of the Managed Businesses are best understood by measuring their performance as a whole, without regard to TRG's ownership interest. For example, mall tenant sales and shopping center occupancy trends fit this category and are so analyzed below. In addition, trends in certain items of revenue and expense are often best understood in the same fashion, and consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1997 and the first and second quarters of 1998:

                       1st       2nd       3rd        4th                    1st       2nd
                     Quarter   Quarter   Quarter    Quarter     Total      Quarter   Quarter
                      1997      1997      1997       1997        1997       1998      1998
                     -----------------------------------------------------------------------
                                                (in thousands)

Mall tenant sales   $600,709  $629,906  $692,487  $1,163,157  $3,086,259  $740,104  $796,862
Revenues             130,677   134,756   137,728     157,192     560,353   156,415  $161,598

Occupancy:
  Average Occupancy    86.5%     86.8%     87.0%       89.5%       87.6%     88.5%     88.3%
  Ending Occupancy     86.4%     87.1%     87.2%       90.3%       90.3%     88.2%     88.4%
Leased Space           88.7%     89.5%     90.8%       92.3%       92.3%     91.3%     91.6%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1997 and the first and second quarters of 1998:

                     1st      2nd      3rd      4th               1st      2nd
                   Quarter  Quarter  Quarter  Quarter   Total   Quarter  Quarter
                     1997     1997     1997     1997     1997     1998     1998
                   -------------------------------------------------------------

Minimum rents        12.6%    11.8%    11.3%     7.3%    10.1%    12.0%    11.2%
Percentage rents      0.2      0.3      0.3      0.2      0.3      0.2      0.3
Expense recoveries    5.2      5.1      4.7      3.5      4.4      4.8      4.9
                     ----     ----     ----     ----     ----     ----     ----
Mall tenant
 occupancy costs     18.0%    17.2%    16.3%    11.0%    14.8%    17.0%    16.4%
                     ====     ====     ====     ====     ====     ====     ====

Rental Rates

  Average base rent per square foot for all mall tenants at the 18 Centers owned and open for at least five years was $39.19 for the twelve months ended June 30, 1998, compared to $38.49 for the twelve months ended June 30, 1997.

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

  The annual spread between average annualized base rent of stores opening and closing, excluding renewals, has ranged between four and eleven dollars per square foot during the past five years. TRG anticipates that the spread between opening and closing rents for the 1998 fiscal year will be around the low end of TRG's historical range. This statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly change the spread in a given year.

Results of Operations

1998 Transactions

  In January 1998, TRG redeemed a partner's 6.1 million units of partnership interest for approximately $77.7 million (including costs). The redemption was funded through the use of an existing revolving credit facility.

  In March 1998, a 50% owned Unconsolidated Joint Venture completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its share of the distribution to pay down its revolving credit facilities.

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

Comparison of the Three and Six Months Ended June 30, 1998 to the Three and Six Months Ended June 30, 1997

Occupancy and Mall Tenant Sales

  The average occupancy rate in the Taubman Shopping Centers was 88.3% for the three months ended June 30, 1998 compared to 86.8% for the comparable period in 1997. For the six months ended June 30, 1998 average occupancy was 88.4% compared to 86.7% in the same period in 1997. The increase in average occupancy was primarily due to increases in occupancy at Centers owned and open prior to 1997. The ending occupancy rate for the Taubman Shopping Centers at June 30, 1998 was 88.4% versus 87.1% at the same date in 1997. Leased space at June 30, 1998 was 91.6% compared to 89.5% at the same date in 1997.

  Total sales for Taubman Shopping Center mall tenants in the three months ended June 30, 1998 were $796.9 million, a 26.5% increase from $629.9 million in the same period in 1997. Tenant sales increased 24.9% to $1.5 billion for the six months ended June 30, 1998 from $1.2 billion in the comparable period in 1997. Mall tenant sales per square foot, excluding Arizona Mills, increased 5.9% and 4.3% for the three and six months ended June 30, 1998 over the same periods in 1997. Mall tenant sales for Centers owned and open for all of the first six months of 1998 and 1997 were $684.6 million and $1,320.7 million in the second quarter and first six months of 1998, an 8.7% increase and a 7.3% increase, respectively, from the same periods in 1997.

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997

  The following table sets forth operating results for TRG's Managed Businesses for the three months ended June 30, 1998 and June 30, 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                     Three Months Ended June 30, 1998              Three Months Ended June 30, 1997
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT        MANAGED   CONSOLIDATED           JOINT        MANAGED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES(1)     VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                 (in millions of dollars)
REVENUES:
  Minimum rents                         50.1            44.7           94.8           40.5            37.0           77.5
  Percentage rents                       1.8             0.9            2.7            1.6             0.8            2.4
  Expense recoveries                    28.8            25.3           54.0           22.8            21.3           44.0
  Management, leasing and
    development                          2.1                            2.1            2.3                            2.3
  Other                                  6.5             1.5            8.0            3.0             5.5            8.5
                                       -----           -----          -----          -----           -----          -----
Total revenues                          89.3            72.3          161.6           70.2            64.6          134.8

OPERATING COSTS:
  Recoverable expenses                  24.4            21.0           45.4           19.4            18.2           37.5
   Other operating                       9.0             3.8           12.9            7.8             3.4           11.2
  Management, leasing and
    development                          1.3                            1.3            1.2                            1.2
  General and administrative             7.0                            7.0            6.4                            6.4
  Interest expense                      21.9            18.3           40.2           17.3            12.6           30.0
  Depreciation and amortization         14.1             8.0           22.1           10.2             5.1           15.3
                                       -----           -----          -----          -----           -----          -----
Total operating costs                   77.9            51.0          128.9           62.2            39.4          101.6
Net results of Memorial City (1)        (0.3)                          (0.3)          (0.1)                          (0.1)
                                       -----           -----          -----          -----           -----          -----
                                        11.0            21.3           32.3            7.8            25.2           33.1
                                                       =====          =====                          =====          =====
Equity in net income of
  Unconsolidated Joint Ventures         11.9                                          14.3
                                       -----                                         -----
Net income                              23.0                                          22.2
Preferred distributions to TCO          (4.2)
                                       -----                                         -----
Net income available to unitholders     18.8                                          22.2
                                       =====                                         =====

SUPPLEMENTAL INFORMATION (3):
EBITDA contribution                     47.2            25.8           73.0           35.4            23.7           59.1
TRG's Beneficial Interest Expense      (21.9)           (9.7)         (31.7)         (17.3)           (6.6)         (24.0)
Non-real estate depreciation            (0.5)                          (0.5)          (0.5)                          (0.5)
Preferred distributions to TCO          (4.2)                          (4.2)
                                       -----           -----          -----          -----           -----          -----
Distributable Cash Flow contribution    20.6            16.1           36.7           17.5            17.0           34.6
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

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the three months ended June 30, 1998 were $89.3 million, a $19.1 million, or 27.2%, increase over the comparable period in 1997. Minimum rents increased $9.6 million, of which $8.2 million was caused by Tuttle Crossing and the 1997 acquisitions. Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Expense recoveries increased primarily due to Tuttle Crossing and the acquired Centers. Other revenue increased primarily due to an increase in lease cancellation revenue.

  Total operating costs increased $15.7 million, or 25.2%, to $77.9 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to Tuttle Crossing and the acquisitions. Other operating expense also increased due to professional fees and management expenses, partially offset by a decrease in the charge to operations for development pre-construction reserves. Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisition of The Falls and the redemption of a partner's interest in TRG, partially offset by a decrease in debt paid down with the proceeds of the October 1997 and April 1998 equity offerings. In addition, interest expense increased due to an increase in debt used to fund capital expenditures, offset by the related capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the three months ended June 30, 1998 were $72.3 million, a $7.7 million, or 11.9%, increase from the comparable period of 1997. The increase in minimum rents and expense recoveries was primarily due to Arizona Mills and the expansion at Westfarms. Minimum rents also increased due to tenant rollovers. Other revenue decreased by $4.0 million primarily due to decreases in gains on peripheral land sales and lease cancellation revenue.

  Total operating costs increased by $11.6 million, or 29.4%, to $51.0 million for the three months ended June 30, 1998. Recoverable and depreciation and amortization expenses increased primarily due to Arizona Mills and Westfarms. Other operating expense increased primarily due to Arizona Mills. Interest expense increased primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, and a decrease in capitalized interest related to these two projects. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures (Note 3 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Unconsolidated Joint Ventures decreased by $3.9 million, or 15.5%, to $21.3 million. TRG's equity in net income of the Unconsolidated Joint Ventures was $11.9 million, a 16.8% decrease from the comparable period in 1997.

Net Income
----------

  As a result of the foregoing, TRG's net income increased $0.8 million, or 3.6%, to $23.0 million for the three months ended June 30, 1998. After payment of $4.2 million in preferred distributions to the Company, net income available to partnership unitholders for the second quarter of 1998 was $18.8 million compared to $22.2 million in 1997.

Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997

  The following table sets forth operating results for TRG's Managed Businesses for the six months ended June 30, 1998 and June 30, 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                      Six Months Ended June 30, 1998                Six Months Ended June 30, 1997
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT        MANAGED   CONSOLIDATED           JOINT        MANAGED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES(1)     VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                 (in millions of dollars)
REVENUES:
  Minimum rents                        100.0            88.8          188.9           81.3            74.7          156.0
  Percentage rents                       3.0             1.6            4.6            2.9             1.2            4.1
  Expense recoveries                    55.0            49.1          104.2           44.7            42.8           87.5
  Management, leasing and
    development                          3.9                            3.9            4.3                            4.3
  Other                                 11.6             4.9           16.4            6.9             6.7           13.6
                                       -----           -----          -----          -----           -----          -----
Total revenues                         173.6           144.5          318.0          140.2           125.3          265.5

OPERATING COSTS:
  Recoverable expenses                  46.5            41.3           87.7           37.4            36.4           73.8
  Other operating                       16.3             7.1           23.4           14.3             6.1           20.4
  Management, leasing and
    development                          2.4                            2.4            2.3                            2.3
  General and administrative            13.6                           13.6           12.1                           12.1
  Interest expense                      44.6            35.5           80.1           34.6            25.2           59.8
  Depreciation and amortization         27.9            16.0           43.9           20.2            10.2           30.4
                                       -----           -----          -----          -----           -----          -----
Total operating costs                  151.3            99.9          251.2          120.8            77.9          198.7
Net results of Memorial City (1)        (0.5)                          (0.5)          (0.3)                          (0.3)
                                       -----           -----          -----          -----           -----          -----
                                        21.7            44.6           66.3           19.1            47.3           66.4
                                                       =====          =====                          =====          =====
Equity in income before
  extraordinary item of
  Unconsolidated Joint Ventures         24.5                                          26.7
                                       -----                                         -----
Income before extraordinary item        46.3                                          45.8
Extraordinary item                      (1.0)
                                       -----                                         -----
Net income                              45.3                                          45.8
Preferred distributions to TCO          (8.3)
                                       -----                                         -----
Net income available to unitholders     37.0                                          45.8
                                       =====                                         =====


SUPPLEMENTAL INFORMATION (3):
EBITDA contribution                     94.4            51.9          146.3           74.0            45.3          119.4
TRG's Beneficial Interest Expense      (44.6)          (18.9)         (63.5)         (34.6)          (13.2)         (47.8)
Non-real estate depreciation            (1.0)                          (1.0)          (1.1)                          (1.1)
Preferred distributions to TCO          (8.3)                          (8.3)
                                       -----           -----          -----          -----           -----          -----
Distributable Cash Flow contribution    40.5            33.0           73.4           38.4            32.1           70.5
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

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the six months ended June 30, 1998 were $173.6 million, a $33.4 million, or 23.8%, increase over the comparable period in 1997. Minimum rents increased $18.7 million, of which $16.4 million was caused by Tuttle Crossing and the 1997 acquisitions. Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Expense recoveries increased primarily due to Tuttle Crossing and the acquired Centers. Other revenue increased primarily due to an increase in lease cancellation revenue.

  Total operating costs increased $30.5 million, or 25.2%, to $151.3 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to Tuttle Crossing and the acquisitions. Other operating expense also increased due to professional fees and management expense, partially offset by a decrease in the charge to operations for development pre-construction reserves. General and administrative expense increased primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan). Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisition of The Falls and the redemption of a partner's interest in TRG, partially offset by a decrease in debt paid down with the proceeds of the October 1997 and April 1998 equity offerings. In addition, interest expense increased due to an increase in debt used to fund capital expenditures, offset by the related capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the six months ended June 30, 1998 were $144.5 million, a $19.2 million, or 15.3%, increase from the comparable period of 1997. The increase in minimum rents and expense recoveries was primarily due to Arizona Mills and the expansion at Westfarms. Minimum rents also increased due to tenant rollovers. Other revenue decreased by $1.8 million primarily due to decreases in gains on peripheral land sales.

  Total operating costs increased by $22.0 million, or 28.2%, to $99.9 million for the six months ended June 30, 1998. Recoverable and depreciation and amortization expenses increased primarily due to Arizona Mills and Westfarms. Other operating expense increased primarily due to Arizona Mills. Interest expense increased primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, and a decrease in capitalized interest related to these two projects. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures (Note 3 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased by $2.7 million, or 5.7%, to $44.6 million. TRG's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $24.5 million, an 8.2% decrease from the comparable period in 1997.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary item increased $0.5 million, or 1.1%, to $46.3 million for the six months ended June 30, 1998. In the first quarter of 1998, TRG recognized a $1.0 million extraordinary charge related to the prepayment of Fair Oaks' debt. After payment of $8.3 million in preferred distributions to the Company, net income available to partnership unitholders for the six months ended June 30, 1998 was $37.0 million compared to $45.8 million for the comparable period in 1997.

Liquidity and Capital Resources

  As of June 30, 1998, TRG had a cash balance of $0.7 million. TRG has available for general partnership purposes an unsecured revolving credit facility of $300 million, which expires in March 2000. Borrowings under this facility at June 30, 1998 were $261.2 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $14.0 million at June 30, 1998. The availability under the line was increased to $40 million in July 1998. The line expires in August 1999. TRG also has available a secured commercial paper facility of up to $75 million, with borrowings of $75 million at June 30, 1998. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings and equity issuances of $204.9 million provided funding for the first six months of 1998 (including $77.7 million for the redemption of 6.1 million units of partnership interest in January 1998) compared to $49.4 million in the comparable period of 1997. Additionally, the proceeds were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

  TRG has issued a total of $342 million of notes since the inception of TRG's medium-term note program in 1995 under TRG's $500 million shelf registration statement. TRG did not issue any medium-term notes in the first half of either 1998 or 1997.

  In March 1998, a 50% owned Unconsolidated Joint Venture completed a $140 million, 6.60% secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in a effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its 50% share of the distribution to pay down its revolving credit facilities.

  At June 30, 1998, TRG's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,917.1 million. As shown in the following table, $273.7 million of this debt was floating rate debt that remained unhedged at June 30, 1998. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs added 0.35% to the effective rate of interest on TRG's beneficial interest in debt at June 30, 1998. Included in TRG's beneficial interest in debt is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $249.4 million as of June 30, 1998. TRG's beneficial interest in capitalized interest was $4.1 million and $7.3 million for the three and six months ended June 30, 1998, respectively.

                                        Beneficial Interest in Debt
                            ----------------------------------------------------
                            Amount        Interest  LIBOR   Frequency   LIBOR
                            (In millions  Rate at   Cap     of Rate     at
                            of dollars)   6/30/98   Rate    Resets      6/30/98
                            ----------    -------   ----    ------      -------

Total beneficial interest
 in fixed rate debt            1,117.3    7.59%(1)

Floating rate debt hedged
 via interest rate caps:
  Through October 1998            39.3    6.16      6.00%    Three Months  5.72%
  Through December 1998          100.0    6.45(1)   6.50     Three Months  5.72
  Through July 1999               65.0    6.40      7.00     Monthly       5.66
  Through December 1999          200.0    6.45(1)   9.50(2)  Monthly       5.66
  Through October 2001            25.0    6.11      8.55     Monthly       5.66
  Through January 2002            53.4    6.94(1)   9.50     Monthly       5.66
  Through July 2002               43.4    6.92      6.50     Monthly       5.66
Other floating rate debt         273.7    6.45(1)
                               -------

Total beneficial interest
 in debt                       1,917.1    7.12(1)
                               =======

(1)  Denotes weighted average interest rate.
(2)  Rate reduces to 7.0% in December 1998.

  In July 1998, TRG closed on an unsecured credit facility of $100 million, which will expire in January 1999. Loans obtained under this facility will bear interest at one month LIBOR plus 0.90%. Proceeds will be used for general partnership purposes.

  TRG's loan and facility agreements and indenture contain various restrictive covenants, including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

Distributions

  A principal factor that TRG considers in determining distributions to partners is TRG's Distributable Cash Flow, which is defined as EBITDA less TRG's Beneficial Interest Expense, non-real estate depreciation and amortization, and preferred distributions. Capital structure, in addition to operations, influences this measure of performance. TRG defines EBITDA as TRG's beneficial interest in (or pro rata share of ) the revenues, less operating costs before interest, depreciation and amortization of the Managed Businesses. EBITDA and Distributable Cash Flow do not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity.

  The following table summarizes TRG's Distributable Cash Flow for the three months ended June 30, 1998 and 1997:


                                                    Three months ended                          Three months ended
                                                      June 30, 1998                               June 30, 1997
                                        -----------------------------------------   ----------------------------------------
                                                 TRG  Unconsolidated                         TRG  Unconsolidated
                                        Consolidated           Joint                Consolidated           Joint
                                          Businesses        Ventures(1)     Total     Businesses        Ventures(1)    Total
                                        -----------------------------------------   ----------------------------------------
                                                                       (in millions of dollars)

TRG's Net Income(2)                                                         23.0                                        22.2
Depreciation and Amortization(3)                                            18.4                                        12.9
TRG's Beneficial Interest Expense                                           31.7                                        24.0
                                                                           -----                                       -----
EBITDA                                          47.2           25.8         73.0            35.4            23.7        59.1
TRG's Beneficial Interest Expense              (21.9)          (9.7)       (31.7)          (17.3)           (6.6)      (24.0)
Non-real estate depreciation                    (0.5)                       (0.5)           (0.5)                       (0.5)
Preferred distributions to TCO                  (4.2)                       (4.2)
                                               -----          -----        -----           -----           -----       -----
Distributable Cash Flow                         20.6           16.1         36.7            17.5            17.0        34.6
                                               =====          =====        =====           =====           =====       =====

(1)  Amounts  represent  TRG's  beneficial  interest  in the  operations  of its
     Unconsolidated Joint Ventures.
(2)  Includes TRG's share of gains on peripheral  land sales of $1.8 million for the three months  ended June 30, 1997.  There were no land sales during the three months ended June 30, 1998.
(3)  Includes   $1.1  million  and  $0.9   million  of  mall  tenant   allowance
     amortization in the second quarter of 1998 and 1997, respectively.
(4)  Amounts may not add due to rounding.

  The following table summarizes TRG's Distributable Cash Flow for the six months ended June 30, 1998 and 1997:

                                                    Six months ended                            Six months ended
                                                      June 30, 1998                               June 30, 1997
                                        -----------------------------------------   ----------------------------------------
                                                 TRG  Unconsolidated                         TRG  Unconsolidated
                                        Consolidated           Joint                Consolidated           Joint
                                          Businesses        Ventures(1)     Total     Businesses        Ventures(1)    Total
                                        -----------------------------------------   ----------------------------------------
                                                                       (in millions of dollars)

TRG's Net Income(2)                                                         45.3                                        45.8
Extraordinary item(3)                                                        1.0
Depreciation and Amortization(4)                                            36.5                                        25.8
TRG's Beneficial Interest Expense                                           63.5                                        47.8
                                                                           -----                                       -----
EBITDA                                          94.4           51.9        146.3            74.0            45.3       119.4
TRG's Beneficial Interest Expense              (44.6)         (18.9)       (63.5)          (34.6)          (13.2)      (47.8)
Non-real estate depreciation                    (1.0)                       (1.0)           (1.1)                       (1.1)
Preferred distributions to TCO                  (8.3)                       (8.3)
                                               -----          -----        -----           -----           -----       -----
Distributable Cash Flow                         40.5           33.0         73.4            38.4            32.1        70.5
                                               =====          =====        =====           =====           =====       =====

(1)  Amounts  represent  TRG's  beneficial  interest  in the  operations  of its
     Unconsolidated Joint Ventures.
(2)  Includes TRG's share of gains on peripheral  land sales of $0.4 million and
     $1.9 million for the six months ended June 30, 1998 and 1997, respectively.
(3)  Extraordinary  charge  related  to the  extinguishment  of debt,  primarily consisting of a prepayment penalty.
(4)  Includes   $2.2  million  and  $1.8   million  of  mall  tenant   allowance
     amortization for the six months ended June 30, 1998 and 1997, respectively.
(5)  Amounts may not add due to rounding.

  For the second quarter of 1998, EBITDA and Distributable Cash Flow were $73.0 million and $36.7 million, compared to $59.1 million and $34.6 million for the same period in 1997. In addition to $4.2 million representing preferred distributions to TCO on TRG's Series A Preferred Equity, TRG distributed $31.9 million to its partners in the second quarter of 1998, compared to $32.0 million in the same period of 1997.

  During the first half of 1998, EBITDA and Distributable Cash Flow were $146.3 million and $73.4 million, compared to $119.4 million and $70.5 million for the same period in 1997. In addition to $8.3 million in preferred distributions to TCO, TRG distributed $63.6 million and $64.0 million to its partners in the six month periods ended June 30, 1998 and 1997, respectively.

  The Partnership Committee of TRG makes an annual determination of appropriate distributions for each year. The determination is based on anticipated Distributable Cash Flow available after preferred distributions to TCO on TRG's Series A Preferred Equity, as well as financing considerations and such other factors as the Partnership Committee deems appropriate. Further, the Partnership Committee has decided that the growth in distributions will be less than the growth in Distributable Cash Flow for the immediate future.

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

  Each Joint Venture may make distributions only in accordance with the terms of its partnership agreement. TRG, in general, acts as the managing partner and has the right to determine the amount of cash available for distribution from the Joint Venture. In general, the provisions of these agreements require the distribution of all available cash (as defined in each partnership agreement), but most do not allow borrowing to finance distributions without approval of the Joint Venture Partner.

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. The following table summarizes planned capital spending by the Managed Businesses, which is not recovered from tenants and assuming no acquisitions during 1998:

                                                         1998
                             ------------------------------------------------------------
                                                                      TRG's Share of
                                               Unconsolidated    Consolidated Businesses
                             Consolidated           Joint           and Unconsolidated
                               Businesses         Ventures(1)        Joint Ventures(1)(2)
                             ------------------------------------------------------------
                                                (in millions of dollars)
Development, renovation,
  and expansion                    240.9(3)          39.0(4)              208.4
Mall tenant allowances               4.6              9.0                   9.6
Pre-construction development
  and other                         22.1              1.4                  22.8
                                   -----             ----                 -----
Total                              267.6             49.4                 240.8
                                   =====             ====                 =====

(1)  Costs are net of intercompany profits.
(2) Includes TRG's share of construction costs for Great Lakes Crossing (an 80% owned consolidated joint venture) and MacArthur Center (a 70% owned consolidated joint venture).
(3)  Includes costs related to MacArthur Center and Great Lakes Crossing.
(4)  Includes costs related to the expansion project at Cherry Creek.

  At Cherry Creek, an ongoing expansion includes a newly constructed Lord & Taylor store, which opened in November 1997, and the addition of 132 thousand square feet of mall GLA, which will open in stages beginning in August and continuing throughout the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 50% ownership interest in Cherry Creek.

  Great Lakes Crossing, an enclosed value super-regional mall being developed by TRG in Auburn Hills, Michigan, will open in November 1998. The Center will be
1.4 million square feet and its 17 anchors will include Bass Pro Shops Outdoor World, Neiman Marcus Last Call Clearance Center, Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet Store, Oshman's Supersports USA, Rainforest Cafe, and a 25-screen 100,000 square foot Star Theatre megaplex. This Center is presently owned by a joint venture in which TRG has a controlling 80% interest and is projected to cost approximately $210 million.

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

  TRG and The Mills Corporation have formed an alliance to develop value super-regional projects in major metropolitan markets. The ten-year agreement calls for the two companies to jointly develop and own at least seven of these centers, each representing approximately $200 million of capital investment. The initial scope of the arrangement will include joint ventures in projects currently under development by TRG in Detroit (Great Lakes Crossing) and Mills in Houston as well as proposed projects in Philadelphia and Boston. A number of other locations across the nation are targeted for future initiatives.

  TRG anticipates that its share of costs for development projects scheduled to be completed in 1999 will be as much as $58 million in 1999. TRG's estimates of 1998 and 1999 capital spending include only projects approved by TRG's Partnership Committee and, consequently, TRG's estimates will change as new projects are approved. Currently, TRG expects to open on average one $175 million to $200 million shopping center each year. TRG's estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

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

  TRG is not aware of any present intention of any partner to exercise its rights under the Cash Tender Agreement.

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


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP



Date:    August 10, 1998                        By: /s/ Lisa A. Payne
                                                    ----------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit
         Number
         ------

         12 -- Statement Re: Computation of Ratios of Earnings to Fixed Charges and Preferred Distributions.

         27 --  Financial Data Schedule.