Form 10-Q
period 1998-09-30
TAUBMAN REALTY GROUP LTD PARTNERSHIP
filed 1998-11-16
CIK 917473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: September 30, 1998
                          Commission File No. 33-73988


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



                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997..... 2
Consolidated Statement of Operations for the three months ended
 September 30, 1998 and 1997.................................................. 3
Consolidated Statement of Operations for the nine months ended
 September 30, 1998 and 1997.................................................. 4
Consolidated Statement of Cash Flows for the nine months ended
 September 30, 1998 and 1997.................................................. 5
Notes to Consolidated Financial Statements.................................... 6

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                               September 30   December 31
                                               ------------   -----------
                                                   1998          1997
                                                   ----          ----

Assets:
  Properties                                    $1,173,232    $1,593,350
   Accumulated depreciation
    and amortization                               145,256       268,658
                                                ----------    ----------
                                                $1,027,976    $1,324,692

  Cash and cash equivalents                         24,259         3,250
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $386 and $414 in 1998 and 1997                  14,249        17,803
  Accounts receivable from related parties           8,428         7,400
  Deferred charges and other assets                 21,253        43,681
                                                ----------    ----------
                                                $1,096,165    $1,396,826
                                                ==========    ==========

Liabilities:
  Unsecured notes payable                       $  441,496    $1,008,459
  Mortgage notes payable                           241,969       275,868
  Accounts payable and other liabilities           154,731       106,404
  Distributions in excess of net income of
    Unconsolidated Joint Ventures (Note 4)         117,736       141,815
                                                ----------    ----------
                                                $  955,932    $1,532,546

Commitments and Contingencies (Note 6)

Partnership Equity:
  Series A Preferred Equity                        192,840       192,840
  Partners' Accumulated Deficit                    (52,607)     (328,560)
                                                ----------    ----------
                                                   140,233      (135,720)
                                                ----------    ----------
                                                $1,096,165    $1,396,826
                                                ==========    ==========

Allocation of Partners' Accumulated Deficit:
  General Partners                              $  (36,965)   $ (254,474)
  Limited Partners                                 (15,642)      (74,086)
                                                ----------    ----------
                                                $  (52,607)   $ (328,560)
                                                ==========    ==========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)

                                              Three Months Ended September 30
                                              -------------------------------
                                                    1998           1997
                                                    ----           ----
Revenues:
 Minimum rents                                   $   52,021     $  45,140
 Percentage rents                                     2,008         1,867
 Expense recoveries                                  28,339        24,476
 Other                                                6,676         4,379
 Revenues from management, leasing
  and development services                            1,888         2,175
Gain on GMPT Exchange (Note 2)                    1,090,159
                                                 ----------     ---------
                                                 $1,181,091     $  78,037
                                                 ----------     ---------
Operating Costs:
 Recoverable expenses                            $   25,994     $  20,932
 Other operating                                     11,027         7,980
 Management, leasing and
  development services                                1,111         1,264
 General and administrative                           5,112         6,587
 Restructuring (Note 2)                              10,698
 Interest expense                                    22,076        19,388
 Depreciation and amortization                       14,788        11,050
                                                 ----------     ---------
                                                 $   90,806     $  67,201
                                                 ----------     ---------
Income before equity in net income
 of Unconsolidated Joint Ventures
 and extraordinary item                          $1,090,285     $  10,836
Equity in net income of Unconsolidated
 Joint Ventures (Note 4)                             13,818        12,205
                                                 ----------     ---------
Income before extraordinary item                 $1,104,103     $  23,041
Extraordinary item (Note 2)                         (49,817)
                                                 ----------     ---------
Net income                                       $1,054,286     $  23,041
Preferred distributions to TCO                       (4,150)
                                                 ----------     ---------
Net income available to unitholders              $1,050,136     $  23,041
                                                 ==========     =========

Allocation of net income to unitholders:
 General Partners                                $  985,981     $  17,845
 Limited Partners                                    64,155         5,196
                                                 ----------     ---------
                                                 $1,050,136     $  23,041
                                                 ==========     =========
Basic earnings per Unit of Partnership
 Interest (Note 7):
  Income before extraordinary item               $     8.22     $     .17
                                                 ==========     =========
  Net income                                     $     7.85     $     .17
                                                 ==========     =========

Diluted earnings per Unit of Partnership
 Interest (Note 7):
  Income before extraordinary item               $     8.15     $     .17
                                                 ==========     =========
  Net income                                     $     7.78     $     .17
                                                 ==========     =========

Weighted Average Number of Units of
  Partnership Interest Outstanding              133,775,064   138,277,110
                                                ===========   ===========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)

                                               Nine Months Ended September 30
                                               ------------------------------
                                                    1998           1997
                                                    ----           ----
Revenues:
 Minimum rents                                   $  155,860     $ 130,406
 Percentage rents                                     5,219         5,030
 Expense recoveries                                  84,787        70,661
 Other                                               18,510        11,384
 Revenues from management, leasing
  and development services                            5,790         6,480
Gain on GMPT Exchange (Note 2)                    1,090,159
                                                 ----------     ---------
                                                 $1,360,325     $ 223,961
                                                 ----------     ---------
Operating Costs:
 Recoverable expenses                            $   74,416     $  60,223
 Other operating                                     31,392        26,218
 Management, leasing and
  development services                                3,536         3,553
 General and administrative                          18,717        18,657
 Restructuring (Note 2)                              10,698
 Interest expense                                    66,662        54,002
 Depreciation and amortization                       42,868        31,386
                                                 ----------     ---------
                                                 $  248,289     $ 194,039
                                                 ----------     ---------
Income before equity in income before
 extraordinary item of Unconsolidated
 Joint Ventures and extraordinary items          $1,112,036     $  29,922
Equity in income before extraordinary item
 of Unconsolidated Joint Ventures (Note 4)           38,349        38,873
                                                 ----------     ---------
Income before extraordinary items                $1,150,385     $  68,795
Extraordinary items (Note 2)                        (50,774)
                                                 ----------     ---------
Net Income                                       $1,099,611     $  68,795
Preferred distributions to TCO                      (12,450)
                                                 ----------     ---------
Net income available to unitholders              $1,087,161     $  68,795
                                                 ==========     =========

Allocation of net income available
 to unitholders:
  General Partners                               $1,016,042     $  53,278
  Limited Partners                                   71,119        15,517
                                                 ----------     ---------
                                                 $1,087,161     $  68,795
                                                 ==========     =========

Basic earnings per Unit of Partnership
 Interest (Note 7):
  Income before extraordinary items              $     8.53     $     .50
                                                 ==========     =========
  Net income                                     $     8.15     $     .50
                                                 ==========     =========

Diluted earnings per Unit of Partnership
 Interest (Note 7):
  Income before extraordinary items              $     8.46     $     .49
                                                 ==========     =========
  Net income                                     $     8.08     $     .49
                                                 ==========     =========

Weighted Average Number of Units of
  Partnership Interest Outstanding              133,354,554   138,261,847
                                                ===========   ===========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                Nine Months Ended September 30
                                                ------------------------------
                                                       1998         1997
                                                       ----         ----
Cash Flows From Operating Activities:
 Income before extraordinary items                 $ 1,150,385   $  68,795
 Adjustments to reconcile income before
  extraordinary items to net cash
  provided by operating activities:
   Depreciation and amortization                        42,868      31,386
   Provision for losses on accounts receivable           1,077         828
   Amortization of deferred financing costs              2,129       1,740
   Other                                                   621         468
   Gains on sales of land                               (2,905)       (880)
   Gain on GMPT Exchange                            (1,090,159)
   Increase (decrease) in cash attributable
    to changes in assets and liabilities:
     Receivables, deferred charges and
      other assets                                      (8,602)     (6,129)
     Accounts payable and other liabilities             43,447      30,375
                                                   -----------   ---------
Net Cash Provided By Operating Activities          $   138,861   $ 126,583
                                                   -----------   ---------

Cash Flows From Investing Activities:
 Purchase of interests in Centers                                $(124,783)
 Additions to properties                           $  (228,015)   (105,947)
 Proceeds from sales of land                             4,302       1,795
 Contributions to Unconsolidated Joint Ventures        (29,140)    (12,573)
 Distributions from Unconsolidated Joint Ventures
  in excess of income before extraordinary item         52,076      14,777
                                                   -----------   ---------
Net Cash Used In Investing Activities              $  (200,777)  $(226,731)
                                                   ===========   =========

Cash Flows From Financing Activities:
 Debt proceeds                                     $ 1,558,716   $ 243,991
 Debt payments                                        (130,913)    (54,544)
 Early extinguishment of debt                       (1,167,746)
 Debt issuance costs                                    (2,790)       (382)
 Redemption of partnership units                       (77,698)
 GMPT Exchange costs                                   (15,177)
 Equity offering                                        25,160
 Issuance of units of partnership interest               1,498         414
 Cash distributions to partnership unitholders         (95,675)    (96,065)
 Cash distributions to TCO for Series A
  Preferred Equity interest                            (12,450)
                                                   -----------   ---------
Net Cash Provided By Financing Activities          $    82,925   $  93,414
                                                   -----------   ---------

Net Increase (Decrease) In Cash                    $    21,009   $  (6,734)

Cash and Cash Equivalents at Beginning of Period         3,250       7,912
                                                   -----------   ---------

Cash and Cash Equivalents at End of Period         $    24,259   $   1,178
                                                   ===========   =========

Interest on mortgage notes and other loans paid during the nine months ended September 30, 1998 and 1997, net of amounts capitalized of $12,830 and $6,798, was $69,077 and $39,149, respectively.



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended September 30, 1998

Note 1 - Interim Financial Statements

  The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers (Taubman Shopping Centers) and interests therein. Taubman
Centers, Inc. (TCO) is the managing general partner of TRG. Other general partners include TG Partners Limited Partnership, Taub-Co Management, Inc., and, prior to September 30, 1998, General Motors Pension Trusts (GMPT).

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

Note 2 - The GMPT Exchange and Related Transactions

  On September 30, 1998, TRG exchanged interests in 10 shopping centers (nine wholly owned (Briarwood, Columbus City Center, The Falls, Hilltop, Lakeforest, Marley Station, Meadowood Mall, Stoneridge, and The Mall at Tuttle Crossing) and one Unconsolidated Joint Venture (Woodfield)), together with $990 million of debt, for all of the partnership units of GMPT (approximately 50 million units with a fair value of $675 million, based on the average stock price of TCO shares of $13.50 for the two week period prior to the closing) (the GMPT Exchange). TRG will continue to manage the centers exchanged under a management agreement with GMPT that expires December 31, 1999. The management agreement is cancelable with 90 days notice. The amount of debt allocated to GMPT is subject to a working capital adjustment, which is expected to be settled in the fourth quarter. A gain of $1.1 billion on the exchange was recognized, representing the difference between the fair value of the GMPT units and the sum of the net book values of the 10 shopping centers, the debt assumed by GMPT, the estimated working capital adjustment, and transaction costs.

  During the three and nine months ended September 30, 1998, the exchanged centers contributed $25.8 million and $75.1 million to TRG's net income, respectively. During the three and nine months ended September 30, 1997, the exchanged centers contributed $20.6 million and $57.8 million to TRG's net income, respectively.

  In anticipation of the GMPT Exchange, TRG used the $1.2 billion proceeds from two bridge loans bearing interest at one-month LIBOR plus 1.30% to extinguish approximately $1.1 billion of debt, including substantially all of TRG's public unsecured debt, its outstanding commercial paper, and borrowings on its existing lines of credit. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs. An extraordinary charge of approximately $49.8 million, consisting primarily of prepayment premiums, was incurred in connection with the extinguishment of the debt.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The balance on the first bridge loan of $902 million was assumed by GMPT in connection with the GMPT Exchange. The second loan had a balance of $310 million as of September 30, 1998. This loan has a maximum capacity of $430 million and expires in June 1999. TRG expects to refinance the balance on the bridge loan during the first half of 1999. Additionally, TRG has obtained a $200 million line of credit, replacing TRG's previous revolving credit and commercial paper facilities. The line of credit expires in September 2001. TRG entered into treasury lock agreements with a notional amount of $200 million at approximately 5%, plus credit spread. In October 1998, TRG effectively closed out its position in the treasury locks at a cost of approximately $4 million, which will be deferred and amortized over the term of the anticipated new debt.

  Concurrent with the GMPT Exchange, TRG committed to a restructuring of its operations. TRG recognized a restructuring charge of $10.7 million, primarily representing the cost of certain involuntary terminations of personnel.

Note 3 - Other Equity Transactions

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


Note 4 - Investments in Unconsolidated Joint Ventures

  Following are TRG's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. TRG is generally the managing general partner of these Unconsolidated Joint Ventures. TRG's interest in each Unconsolidated Joint Venture is as follows:

                                                                   TRG's %
                                                                  Ownership
                                                                    as of
   Unconsolidated Joint Venture     Taubman Shopping Center   September 30, 1998
   ----------------------------     -----------------------   ------------------

  Arizona Mills, L.L.C.                  Arizona Mills                  37%
  Fairfax Company of Virginia L.L.C.     Fair Oaks                      50
  Lakeside Mall Limited Partnership      Lakeside                       50
  Rich-Taubman Associates                Stamford Town Center           50
  Taubman-Cherry Creek
    Limited Partnership                  Cherry Creek                   50
  Twelve Oaks Mall Limited Partnership   Twelve Oaks Mall               50
  West Farms Associates                  Westfarms                      79
  Woodland                               Woodland                       50

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

  TRG reduces its investment in Unconsolidated Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. As a result, the carrying value of TRG's investment in Unconsolidated Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures by approximately $5.7 million and $8.1 million at September 30, 1998 and December 31, 1997, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.

                                                September 30  December 31
                                                ------------  -----------
                                                    1998          1997
                                                    ----          ----

Assets:
 Properties, net                                 $ 564,064     $ 623,981
 Other assets                                       62,209        84,397
                                                 ---------     ---------
                                                 $ 626,273     $ 708,378
                                                 =========     =========

Liabilities and partners'
 accumulated deficiency in assets:
  Debt                                           $ 825,311     $ 875,356
  Capital lease obligations                          5,574         6,509
  Other liabilities                                 43,156        94,801
  TRG accumulated deficiency in assets            (112,018)     (133,680)
  Unconsolidated Joint Venture Partners'
   accumulated deficiency in assets               (135,750)     (134,608)
                                                 ---------     ---------
                                                 $ 626,273     $ 708,378
                                                 =========     =========

TRG accumulated deficiency in assets (above)     $(112,018)    $(133,680)
Elimination of intercompany profit                  (5,718)       (8,135)
                                                 ---------     ---------
Distributions in excess of net income
  of Unconsolidated Joint Ventures               $(117,736)    $(141,815)
                                                 =========     =========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                         Three Months           Nine Months
                                      Ended September 30    Ended September 30
                                      ------------------    ------------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----

Revenues                             $ 76,193   $ 62,541   $220,651   $187,574
                                     --------   --------   --------   --------
Recoverable and other
 operating expenses                  $ 26,831   $ 22,827   $ 78,078   $ 68,417
Interest expense                       18,431     13,588     53,788     38,459
Depreciation and amortization           8,508      6,112     25,168     16,728
                                     --------   --------   --------   --------
Total operating costs                $ 53,770   $ 42,527   $157,034   $123,604
                                     --------   --------   --------   --------
Income before extraordinary item     $ 22,423   $ 20,014   $ 63,617   $ 63,970
Extraordinary item                                           (1,913)
                                     --------   --------   --------   --------
Net Income                           $ 22,423   $ 20,014   $ 61,704   $ 63,970
                                     ========   ========   ========   ========

Net income attributable to TRG       $ 11,917   $ 11,234   $ 32,398   $ 35,035
Extraordinary item attributable
 to TRG                                                         957
Realized intercompany profit            1,901        971      4,994      3,838
                                     --------   --------   --------   --------
Equity in income before
 extraordinary item of
 Unconsolidated Joint Ventures       $ 13,818   $ 12,205   $ 38,349   $ 38,873
                                     ========   ========   ========   ========


                                         Three Months           Nine Months
                                      Ended September 30    Ended September 30
                                      ------------------    ------------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
TRG's beneficial interest
 in Unconsolidated Joint
 Ventures' operations:
  Revenues less recoverable and
   other operating expenses          $ 28,036   $ 23,187   $ 79,902   $ 68,503
  Interest expense                     (9,820)    (7,491)   (28,731)   (20,720)
  Depreciation and amortization        (4,398)    (3,491)   (12,822)    (8,910)
                                     --------   --------   --------   --------
  Income before extraordinary item   $ 13,818   $ 12,205   $ 38,349   $ 38,873
                                     ========   ========   ========   ========


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

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                       Unconsolidated   TRG's Share of       TRG's        TRG's
                                            Joint       Unconsolidated   Consolidated  Beneficial
                                          Ventures      Joint Ventures   Subsidiaries   Interest
                                          --------      --------------   ------------   --------

Debt as of:
  September 30, 1998                     $ 825,311        $ 439,086      $  683,465   $1,094,655
  December 31, 1997                        875,356          465,556       1,284,327    1,737,211

Capitalized interest:
 Nine months ended September 30, 1998    $   1,748        $     869      $   12,830   $   12,575
 Nine months ended September 30, 1997        6,683            3,851           6,798       10,649

Interest expense
(Net of capitalized interest):
 Nine months ended September 30, 1998    $  53,788        $  28,731      $   66,662   $   95,393
 Nine months ended September 30, 1997       38,459           20,720          54,002       74,722


Note 6 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, options for 8.1 million units of partnership interest may be issued under the plan, of which options for 6.9 million units are outstanding. The exercise price of all options outstanding was equal to market value on the date of grant. Incentive options generally vest to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. During the nine months ended September 30, 1998, options for 0.1 million units were exercised at a weighted average price of $11.04 per unit. There were no grants during the nine months ended September 30, 1998. As of September 30, 1998, there were options outstanding for
6.9 million units with a weighted average exercise price of $11.22 per unit, of which options for 6.1 million units were vested with a weighted average exercise price of $11.29 per unit.

Note 7 - Earnings Per Unit of Partnership Interest

  Basic earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period. Diluted earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period, assuming exercise of all options for units of partnership interest having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended September 30, 1998 and 1997, options for 0.2 million and
0.4 million units of partnership interest with average exercise prices of $13.89 and $13.58 per unit, respectively, were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated. For the nine months ended September 30, 1998 and 1997, options for 0.3 million and 0.4 million units of partnership interest with average exercise prices of $13.79 and $13.68, respectively, were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                               Three Months                Nine Months
                                            Ended September 30          Ended September 30
                                            ------------------          ------------------
                                            1998          1997          1998          1997
                                            ----          ----          ----          ----
                                                   (in thousands, except unit data)

Income before extraordinary items
 allocable to unitholders (Numerator)    $ 1,099,953   $    23,041   $ 1,137,935   $    68,795
                                         ===========   ===========   ===========   ===========

Partnership units (Denominator):
 Basic                                   133,775,064   138,277,110   133,354,554   138,261,847
 Effect of dilutive options                1,221,332       980,773     1,136,390     1,068,494
                                         -----------   -----------   -----------   -----------
 Diluted                                 134,996,396   139,257,883   134,490,944   139,330,341
                                         ===========   ===========   ===========   ===========

Per unit:
 Basic                                        $ 8.22         $ .17        $ 8.53         $ .50
                                              ======         =====        ======         =====
 Diluted                                      $ 8.15         $ .17        $ 8.46         $ .49
                                              ======         =====        ======         =====

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following discussion should be read in conjunction with the accompanying Financial Statements of The Taubman Realty Group Limited Partnership and the Notes thereto.

General Background and Performance Measurement

  The Taubman Realty Group Limited Partnership (TRG) is an operating partnership that engages in the full range of activities of the regional shopping center business. These activities include the ownership, management, leasing, expansion, acquisition and development of regional shopping centers (Taubman Shopping Centers). TRG's Owned Businesses consist of: (i) Taubman Shopping Centers that TRG controls by ownership or contractual agreement, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures with third parties that are not controlled (Unconsolidated Joint Ventures). The Unconsolidated Joint Ventures are accounted for under the equity method in TRG's Consolidated Financial Statements.

  Certain aspects of the performance of the Owned Businesses are best understood by measuring their performance as a whole, without regard to TRG's ownership interest. For example, mall tenant sales and shopping center occupancy trends fit this category and are so analyzed below. In addition, trends in certain items of revenue and expense are often best understood in the same fashion, and consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

  On September 30, 1998, TRG exchanged interests in 10 shopping centers (nine Consolidated Businesses (Briarwood, Columbus City Center, The Falls, Hilltop, Lakeforest, Marley Station, Meadowood Mall, Stoneridge, and The Mall at Tuttle Crossing) and one Unconsolidated Joint Venture (Woodfield)) and a share of TRG's debt for all of the partnership units owned by General Motors Pension Trusts
(GMPT) (the GMPT Exchange - see TRG - 1998 Transactions -- GMPT Exchange and Related Transactions). Performance statistics for periods presented below include these ten centers (the GMPT Centers) through the completion of the GMPT Exchange, while information presented as of September 30, 1998, such as ending occupancy, excludes the GMPT Centers.

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

  The following table summarizes certain quarterly operating data for TRG's Owned Businesses for 1997 and the first three quarters of 1998:


                       1st       2nd       3rd        4th                    1st       2nd       3rd
                     Quarter   Quarter   Quarter    Quarter     Total      Quarter   Quarter   Quarter
                      1997      1997      1997       1997        1997       1998      1998      1998
                     ---------------------------------------------------------------------------------
                                                      (in thousands)

Mall tenant sales   $600,709  $629,906  $692,487  $1,163,157  $3,086,259  $740,104  $796,862  $809,802 (1)
Revenues             130,677   134,756   137,728     157,192     560,353   156,415   161,598   164,044
Occupancy:
 Average Occupancy     86.5%     86.8%     87.0%       89.5%       87.6%     88.5%     88.3%     89.2% (2)
 Ending Occupancy      86.4%     87.1%     87.2%       90.3%       90.3%     88.2%     88.4%     89.8% (3)
Leased Space           88.7%     89.5%     90.8%       92.3%       92.3%     91.3%     91.6%     92.4% (3)


(1)  Mall tenant sales  excluding the GMPT Centers were $507.1  million and $1.5
     billion  for  the  three  and  nine  months  ended   September   30,  1998,
     respectively.
(2)  Average  occupancy  excluding  the GMPT Centers was 89.5% and 89.1% for the three and nine months ended September 30, 1998, respectively.
(3)  Excludes GMPT Centers as of September 30, 1998.

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1997 and the first three quarters of 1998:

                        1st       2nd       3rd       4th                 1st       2nd       3rd
                      Quarter   Quarter   Quarter   Quarter    Total    Quarter   Quarter   Quarter
                       1997      1997      1997      1997      1997      1998      1998      1998 (1)
                      -----------------------------------------------------------------------------
Minimum rents          12.6%     11.8%     11.3%      7.3%     10.1%     12.0%     11.2%     11.2%
Percentage rents        0.2       0.3       0.3       0.2       0.3       0.2       0.3       0.3
Expense recoveries      5.2       5.1       4.7       3.5       4.4       4.8       4.9       4.7
                       ----      ----      ----      ----      ----      ----      ----      ----
Mall tenant
 occupancy costs       18.0%     17.2%     16.3%     11.0%     14.8%     17.0%     16.4%     16.2%
                       ====      ====      ====      ====      ====      ====      ====      ====

(1)  Mall tenant  occupancy  costs as a percentage  of sales  excluding the GMPT
     Centers were 15.9% for both the three and nine months ended September 30, 1998.

Rental Rates

  Average base rent per square foot for all mall tenants at the 18 Centers owned and open for at least five years was $39.44 for the twelve months ended September 30, 1998, compared to $38.62 for the twelve months ended September 30, 1997. Excluding the GMPT Centers, the average base rent per square foot for all mall tenants at the remaining centers owned and open for at least five years (10 of the 15 remaining centers) was $41.98 for the twelve months ended September 30, 1998.

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

  The annual spread between average annualized base rent of stores opening and closing, excluding renewals, has ranged between four and eleven dollars per square foot during the past five years. TRG anticipates that the spread between opening and closing rents for the 1998 fiscal year will be at or below the low end of TRG's historical range. This statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly change the spread in a given year.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1998 to the Three and Nine Months Ended September 30, 1997

1998 Transactions - GMPT Exchange and Related Transactions

  On September 30, 1998, TRG exchanged interests in 10 shopping centers (nine wholly owned and one Unconsolidated Joint Venture), together with $990 million of debt, for all of GMPT's partnership units (approximately 50 million units with a fair value of $675 million, based on the average stock price of TRG's managing general partner, Taubman Centers, Inc.'s (TCO) shares of $13.50 for the two week period prior to the closing). TCO's ownership of TRG increased to a controlling 62.8% interest as a result of this transaction. TRG will continue to manage the centers exchanged under a management agreement with GMPT that expires December 31, 1999. The management agreement is cancelable with 90 days notice. The amount of debt allocated to GMPT is subject to a working capital adjustment, which is expected to be settled in the fourth quarter. A gain of $1.1 billion on the exchange was recognized, representing the difference between the fair value of the GMPT units and the sum of the net book values of the 10 shopping centers, the debt assumed by GMPT, the estimated working capital adjustment, and transaction costs. During the three and nine months ended September 30, 1998, the exchanged centers contributed $32.3 million and $100.8 million to TRG's EBITDA, respectively (EBITDA is defined and described in Liquidity and Capital Resources -- Distributions).

  In anticipation of the GMPT Exchange, TRG used the $1.2 billion proceeds from two bridge loans bearing interest at one-month LIBOR plus 1.30% to extinguish $1.1 billion of debt, including substantially all of TRG's public unsecured debt, its outstanding commercial paper, and borrowings on its existing line of credit. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs. An extraordinary charge of approximately $49.8 million, consisting primarily of prepayment premiums, was recognized in connection with the extinguishment of the debt. GMPT's share of debt received in the exchange included the $902 million balance on the first bridge loan, $86 million representing 50% of the debt on the Joint Venture owned shopping center, and $1.6 million of assessment bond obligations. After the GMPT Exchange, TRG's debt and its beneficial interest in its joint ventures totaled $1.1 billion (Liquidity and Capital Resources - TRG).

  Concurrent with the GMPT Exchange, TRG committed to a restructuring of its operations. A restructuring charge of approximately $10.7 million was incurred, consisting primarily of costs related to involuntary termination of personnel. TRG expects to reduce its annual general and administrative expense by approximately $10 million by 1999. This is a forward looking statement, and certain significant factors could cause the actual reductions in TRG's general and administrative expense to differ materially, including but not limited to:
1) actual payroll reductions achieved; 2) actual results of negotiations; 3) use of outside consultants; and 4) changes in TRG's owned or managed portfolio.

1998 Transactions - Other

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

Occupancy and Mall Tenant Sales

  The average occupancy rate in the Taubman Shopping Centers was 89.2% for the three months ended September 30, 1998 compared to 87.0% for the comparable period in 1997. For the nine months ended September 30, 1998 average occupancy was 88.7% compared to 86.8% in the same period in 1997. The increase in average occupancy was primarily due to increases in occupancy at Centers owned and open prior to 1997. The ending occupancy rate for the Taubman Shopping Centers at September 30, 1998 was 89.8% versus 87.2% at the same date in 1997. Leased space at September 30, 1998 was 92.4% compared to 90.8% at the same date in 1997. Statistics as of September 30, 1998 exclude the GMPT Centers.

  Total sales for Taubman Shopping Center mall tenants in the three months ended September 30, 1998 were $809.8 million, a 16.9% increase from $692.5 million in the same period in 1997. Tenant sales increased 22.0% to $2.3 billion for the nine months ended September 30, 1998 from $1.9 billion in the comparable period in 1997. Mall tenant sales per square foot, excluding Arizona Mills, increased 3.0% and 3.9% for the three and nine months ended September 30, 1998 over the same periods in 1997. Mall tenant sales for Centers owned and open for all of the first nine months of 1998 and 1997 were $698.1 million and $2.0 billion in the third quarter and first nine months of 1998, a 5.7% increase and a 6.7% increase, respectively, from the same periods in 1997.

Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997

  The following table sets forth operating results for TRG's Owned Businesses for the three months ended September 30, 1998 and September 30, 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                   Three Months Ended September 30, 1998         Three Months Ended September 30, 1997
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT          OWNED   CONSOLIDATED           JOINT          OWNED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES(1)     VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                 (in millions of dollars)
REVENUES:
 Minimum rents                            50.1          46.3           96.4           43.2            38.2           81.4
 Percentage rents                          1.7           1.0            2.8            1.8             0.9            2.6
 Expense recoveries                       27.7          26.0           53.8           23.8            21.8           45.6
 Management, leasing and
  development                              1.9                          1.9            2.2                            2.2
 Other                                     6.6           2.5            9.2            4.3             1.7            6.0
                                         -----         -----          -----          -----           -----          -----
Total revenues                            88.1          75.9          164.0           75.2            62.5          137.7

OPERATING COSTS:
 Recoverable expenses                     25.0          22.4           47.4           20.1            18.8           38.9
 Other operating                           9.0           2.7           11.7            6.0             2.4            8.5
 Management, leasing and
  development                              1.1                          1.1            1.3                            1.3
 General and administrative                5.1                          5.1            6.6                            6.6
 Interest expense                         22.1          18.5           40.6           19.4            13.7           33.1
 Depreciation and amortization            14.7           8.4           23.1           11.0             6.0           17.0
                                         -----         -----          -----          -----           -----          -----
Total operating costs                     77.0          52.0          129.0           64.3            41.0          105.3
Net results of Memorial City (1)          (0.3)                        (0.3)          (0.1)                          (0.1)
                                         -----         -----          -----          -----           -----          -----
                                          10.8          23.9           34.7           10.8            21.5           32.4
                                                       =====          =====                          =====          =====
Equity in net income of
 Unconsolidated Joint Ventures            13.8                                        12.2
                                         -----                                       -----
Income before extraordinary
 and unusual items                        24.6                                        23.0
Gain on GMPT Exchange                  1,090.2
Restructuring loss                       (10.7)
                                       -------                                       -----
Income before extraordinary item       1,104.1                                        23.0
Extraordinary item                       (49.8)
                                       -------                                       -----
Net income                             1,054.3                                        23.0
Preferred distributions to TCO            (4.2)
                                       -------                                       -----
Net income available to unitholders    1,050.1                                        23.0
                                       =======                                       =====


SUPPLEMENTAL INFORMATION (3):
EBITDA contribution                       47.7          28.0           75.7           41.3            23.2           64.5
TRG's Beneficial Interest Expense        (22.1)         (9.8)         (31.9)         (19.4)           (7.5)         (26.9)
Non-real estate depreciation              (0.5)                        (0.5)          (0.5)                          (0.5)
Preferred distributions to TCO            (4.2)                        (4.2)
                                         -----         -----          -----          -----           -----          -----
Distributable Cash Flow contribution      20.9          18.2           39.1           21.4            15.7           37.1
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

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the three months ended September 30, 1998 were $88.1 million, a $12.9 million, or 17.2%, increase over the comparable period in 1997. Minimum rents increased $6.9 million, of which $5.1 million was caused by Tuttle Crossing and the 1997 acquisitions. Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Expense recoveries increased primarily due to Tuttle Crossing and the acquired Centers. Other revenue increased primarily due to gains on sales of peripheral land.

  Total operating costs increased $12.7 million, or 19.8%, to $77.0 million. Recoverable and depreciation and amortization expenses increased primarily due to Tuttle Crossing and the acquisitions. Other operating expense increased due to the acquisitions, management expenses, and professional fees. General and administrative expense decreased primarily due to decreases in compensation, employee relocation, and recruiter costs. Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisition of The Falls and the redemption of a partner's interest in TRG, partially offset by a decrease in debt paid down with the proceeds of the October 1997 and April 1998 equity offerings. In addition, interest expense increased due to an increase in debt used to fund capital expenditures, offset by the related capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the three months ended September 30, 1998 were $75.9 million, a $13.4 million, or 21.4%, increase from the comparable period of 1997. The increase in minimum rents and expense recoveries was primarily due to Arizona Mills and the expansion at Westfarms. Minimum rents also increased due to tenant rollovers. Other revenue increased by $0.8 million primarily due to increases in lease cancellation revenue.

  Total operating costs increased by $11.0 million, or 26.8%, to $52.0 million for the three months ended September 30, 1998. Recoverable and depreciation and amortization expenses increased primarily due to Arizona Mills and Westfarms. Other operating expense increased primarily due to Arizona Mills. Interest expense increased primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, and a decrease in capitalized interest related to these two projects. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Unconsolidated Joint Ventures increased by $2.4 million, or 11.2%, to $23.9 million. TRG's equity in net income of the Unconsolidated Joint Ventures was $13.8 million, a 13.1% increase from the comparable period in 1997.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary and unusual items increased $1.6 million, or 7.0%, to $24.6 million for the three months ended September 30, 1998. During the third quarter of 1998, TRG recognized a $1.1 billion gain on the GMPT Exchange and a $10.7 million loss on the related restructuring, which primarily represented the cost of certain involuntary terminations of personnel. Also, TRG recognized an extraordinary charge of $49.8 million, related to debt extinguished in anticipation of the GMPT Exchange, consisting primarily of prepayment premiums. After payment of $4.2 million in preferred distributions to TCO, net income available to partnership unitholders for the third quarter of 1998 was $1.1 billion compared to $23.0 million in 1997.

Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997

  The following table sets forth operating results for TRG's Owned Businesses for the nine months ended September 30, 1998 and September 30, 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                    Nine Months Ended September 30, 1998          Nine Months Ended September 30, 1997
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT          OWNED   CONSOLIDATED           JOINT          OWNED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES(1)     VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                 (in millions of dollars)
REVENUES:
 Minimum rents                           150.1         135.2          285.3          124.5           112.9          237.3
 Percentage rents                          4.8           2.7            7.4            4.7             2.0            6.7
 Expense recoveries                       82.8          75.1          157.9           68.5            64.6          133.0
 Management, leasing and
  development                              5.8                          5.8            6.5                            6.5
 Other                                    18.2           7.4           25.6           11.2             8.3           19.6
                                         -----         -----          -----          -----           -----          -----
Total revenues                           261.7         220.4          482.1          215.3           187.8          403.2

OPERATING COSTS:
 Recoverable expenses                     71.5          63.7          135.2           57.4            55.3          112.7
 Other operating                          25.3           9.9           35.2           20.3             8.5           28.8
 Management, leasing and
  development                              3.5                          3.5            3.6                            3.6
 General and administrative               18.7                         18.7           18.7                           18.7
 Interest expense                         66.7          54.0          120.7           54.0            38.9           92.9
 Depreciation and amortization            42.6          24.3           66.9           31.2            16.3           47.5
                                         -----         -----          -----          -----           -----          -----
Total operating costs                    228.3         151.9          380.2          185.1           118.9          304.1
Net results of Memorial City (1)          (0.8)                        (0.8)          (0.3)                          (0.3)
                                         -----         -----          -----          -----           -----          -----
                                          32.6          68.5          101.1           29.9            68.9           98.8
                                                       =====          =====                          =====          =====

Equity in income before
 extraordinary item of
 Unconsolidated Joint Ventures            38.3                                        38.9
                                         -----                                       -----
Income before extraordinary
 and unusual items                        70.9                                        68.8
Gain on GMPT Exchange                  1,090.2
Restructuring loss                       (10.7)
                                       -------                                       -----
Income before extraordinary items      1,150.4                                        68.8
Extraordinary items                      (50.8)
                                       -------                                       -----
Net income                             1,099.6                                        68.8
Preferred distributions to TCO           (12.5)
                                       -------                                       -----
Net income available to unitholders    1,087.2                                        68.8
                                       =======                                       =====


SUPPLEMENTAL INFORMATION (3):
EBITDA contribution                      142.1          79.9          222.0          115.3            68.5          183.8
TRG's Beneficial Interest Expense        (66.7)        (28.7)         (95.4)         (54.0)          (20.7)         (74.7)
Non-real estate depreciation              (1.6)                        (1.6)          (1.6)                          (1.6)
Preferred distributions to TCO           (12.5)                       (12.5)
                                         -----         -----          -----          -----           -----          -----
Distributable Cash Flow contribution      61.4          51.2          112.6           59.7            47.8          107.5
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

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the nine months ended September 30, 1998 were $261.7 million, a $46.4 million, or 21.6%, increase over the comparable period in 1997. Minimum rents increased $25.6 million, of which $21.5 million was caused by Tuttle Crossing and the 1997 acquisitions. Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Expense recoveries increased primarily due to Tuttle Crossing and the acquired Centers. Other revenue increased primarily due to an increase in lease cancellation revenue and gains on sales of peripheral land.

  Total operating costs increased $43.2 million, or 23.3%, to $228.3 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to Tuttle Crossing and the acquisitions. Other operating expense also increased due to professional fees and management expense. General and administrative expense remained consistent between periods, with increases in compensation attributable to the phase-in of the long-term compensation plan being offset by decreases in employee relocation and recruiter costs. Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisition of The Falls and the redemption of a partner's interest in TRG, partially offset by a decrease in debt paid down with the proceeds of the October 1997 and April 1998 equity offerings. In addition, interest expense increased due to an increase in debt used to fund capital expenditures, offset by the related capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the nine months ended September 30, 1998 were $220.4 million, a $32.6 million, or 17.4%, increase from the comparable period of 1997. The increase in minimum rents and expense recoveries was primarily due to Arizona Mills and the expansion at Westfarms. Minimum rents also increased due to tenant rollovers. Other revenue decreased by $0.9 million primarily due to a decrease in gains on peripheral land sales, partially offset by an increase in lease cancellation revenue.

  Total operating costs increased by $33.0 million, or 27.8%, to $151.9 million for the nine months ended September 30, 1998. Recoverable and depreciation and amortization expenses increased primarily due to Arizona Mills and Westfarms. Other operating expense increased primarily due to Arizona Mills. Interest expense increased primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, and a decrease in capitalized interest related to these two projects. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased by $0.4 million, or 0.6%, to $68.5 million. TRG's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $38.3 million, a 1.5% decrease from the comparable period in 1997.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary and unusual items increased $2.1 million, or 3.1%, to $70.9 million for the nine months ended September 30, 1998. During the first nine months of 1998, TRG recognized a $1.1 billion gain on the GMPT Exchange and a $10.7 million loss on the related restructuring, which primarily represented the cost of certain involuntary terminations of personnel. Also, TRG recognized $50.8 million in extraordinary charges related to the extinguishment of debt, including debt extinguished in anticipation of the GMPT Exchange, primarily consisting of prepayment premiums. After payment of $12.5 million in preferred distributions to TCO, net income available to partnership unitholders for the nine months ended September 30, 1998 was $1.1 billion compared to $68.8 million for the comparable period in 1997.

Liquidity and Capital Resources

  TRG had a cash balance of $24.3 million as of September 30, 1998. TRG also has available an unsecured bank line of credit of up to $40 million. The line had no outstanding borrowings as of September 30, 1998 and expires in August 1999.

  In anticipation of the GMPT Exchange, TRG used the $1.2 billion proceeds from two bridge loans bearing interest at one-month LIBOR plus 1.30% to extinguish approximately $1.1 billion of debt, including substantially all of TRG's public unsecured debt, its outstanding commercial paper, and borrowings on its existing lines of credit. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs.

  The balance of the first bridge loan of $902 million was assumed by GMPT at the time of the GMPT Exchange. The second loan had a balance of $310 million at September 30, 1998. This loan has a maximum borrowing capacity of $430 million and expires in June 1999. TRG expects to refinance the balance on the bridge loan during the first half of 1999. Additionally, TRG has obtained a $200 million line of credit, replacing TRG's previous revolving credit and commercial paper facilities. The line of credit expires in September 2001.

  Proceeds from other borrowings and equity issuances of $373.4 million provided funding for the first nine months of 1998 (including $77.7 million for the redemption of 6.1 million units of partnership interest in January 1998) compared to $244.4 million in the comparable period of 1997 (including $123.9 million for the acquisition of Regency Square in September 1997). Additionally, the proceeds were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

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

  At September 30, 1998, TRG's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,094.7 million. As shown in the following table, $299.0 million of this debt was floating rate debt that remained unhedged at September 30, 1998. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs added 0.49% to the effective rate of interest on TRG's beneficial interest in debt at September 30, 1998. Included in TRG's beneficial interest in debt is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $334.5 million as of September 30, 1998. TRG's beneficial interest in capitalized interest was $5.2 million and $12.6 million for the three and nine months ended September 30, 1998, respectively.

                                               Beneficial Interest in Debt
                                 -------------------------------------------------------
                                 Amount         Interest   LIBOR     Frequency   LIBOR
                                 (In millions   Rate at    Cap       of Rate     at
                                 of dollars)    9/30/98    Rate      Resets      9/30/98
                                 ----------     -------    ----      ------      -------
Total beneficial interest
 in fixed rate debt                   408.9     8.01%(1)

Floating rate debt hedged
 via interest rate caps:
  Through July 1999                    65.0     6.41       7.00      Monthly     5.38
  Through December 1999               200.0     6.79(1)    9.50(2)   Monthly     5.38
  Through October 2001                 25.0     6.04       8.55      Monthly     5.38
  Through January 2002                 53.4     6.88(1)    9.50      Monthly     5.38
  Through July 2002                    43.4     7.07       6.50      Monthly     5.38
Other floating rate debt              299.0     6.79(1)
                                    -------

Total beneficial interest in debt   1,094.7     7.22(1)
                                    =======

(1) Denotes weighted average interest rate.
(2) Rate reduces to 7.0% in December 1998.

  In September 1998, TRG entered into treasury lock agreements with a notional amount of $200 million at approximately 5%, plus credit spread. In October 1998, TRG effectively closed out its position in the treasury locks at a cost of approximately $4 million.

  TRG's loan and facility agreements contain various restrictive covenants, including minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. TRG is in compliance with all of such covenants.

Distributions

  A principal factor that TRG considers in determining distributions to partners is TRG's Distributable Cash Flow, which is defined as EBITDA less TRG's Beneficial Interest Expense, non-real estate depreciation and amortization, and preferred distributions. Capital structure, in addition to operations, influences this measure of performance. TRG defines EBITDA as TRG's beneficial interest in (or pro rata share of ) the revenues, less operating costs before interest, depreciation and amortization, and unusual items of the Owned Businesses. EBITDA and Distributable Cash Flow do not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity.

  The following table summarizes TRG's Distributable Cash Flow for the three months ended September 30, 1998 and 1997:

                                                    Three months ended                          Three months ended
                                                    September 30, 1998                          September 30, 1997
                                        -----------------------------------------   ----------------------------------------
                                                 TRG  Unconsolidated                         TRG  Unconsolidated
                                        Consolidated           Joint                Consolidated           Joint
                                          Businesses        Ventures(1)     Total     Businesses        Ventures(1)    Total
                                        -----------------------------------------   ----------------------------------------
                                                                       (in millions of dollars)

TRG's Net Income(2)                                                        1,054.3                                      23.0
Extraordinary item (3)                                                        49.8
Net gain on GMPT Exchange and
  restructuring charge                                                    (1,079.5)
Depreciation and Amortization(4)                                              19.2                                      14.5
TRG's Beneficial Interest Expense                                             31.9                                      26.9
                                                                             -----                                     -----
EBITDA                                          47.7           28.0           75.7          41.3            23.2        64.5
TRG's Beneficial Interest Expense              (22.1)          (9.8)         (31.9)        (19.4)           (7.5)      (26.9)
Non-real estate depreciation                    (0.5)                         (0.5)         (0.5)                       (0.5)
Preferred distributions to TCO                  (4.2)                         (4.2)
                                               -----          -----          -----         -----           -----       -----
Distributable Cash Flow                         20.9           18.2           39.1          21.4            15.7        37.1
                                               =====          =====          =====         =====           =====       =====

(1)  Amounts  represent  TRG's  beneficial  interest  in the  operations  of its
     Unconsolidated Joint Ventures.
(2)  Includes  TRG's  share of gains on  peripheral  land sales of $2.9 and $0.6 million for the three months ended September 30, 1998 and 1997.
(3)  Extraordinary  charge  related  to the  extinguishment  of debt,  primarily consisting of prepayment premiums.
(4)  Includes   $1.1  million  and  $1.0   million  of  mall  tenant   allowance
     amortization in the third quarter of 1998 and 1997, respectively.
(5)  Amounts may not add due to rounding.

  The following table summarizes TRG's Distributable Cash Flow for the nine months ended September 30, 1998 and 1997:

                                                     Nine months ended                           Nine months ended
                                                    September 30, 1998                          September 30, 1997
                                        -----------------------------------------   ----------------------------------------
                                                 TRG  Unconsolidated                         TRG  Unconsolidated
                                        Consolidated           Joint                Consolidated           Joint
                                          Businesses        Ventures(1)     Total     Businesses        Ventures(1)    Total
                                        -----------------------------------------   ----------------------------------------
                                                                       (in millions of dollars)

TRG's Net Income(2)                                                        1,099.6                                      68.8
Extraordinary items(3)                                                        50.8
Net gain on GMPT Exchange and
  restructuring charge                                                    (1,079.5)
Depreciation and Amortization(4)                                              55.7                                      40.3
TRG's Beneficial Interest Expense                                             95.4                                      74.7
                                                                             -----                                     -----
EBITDA                                         142.1           79.9          222.0         115.3            68.5       183.8
TRG's Beneficial Interest Expense              (66.7)         (28.7)         (95.4)        (54.0)          (20.7)      (74.7)
Non-real estate depreciation                    (1.6)                         (1.6)         (1.6)                       (1.6)
Preferred distributions to TCO                 (12.5)                        (12.5)
                                               -----          -----          -----         -----           -----       -----
Distributable Cash Flow                         61.4           51.2          112.6          59.7            47.8       107.5
                                               =====          =====          =====         =====           =====       =====

(1)  Amounts  represent  TRG's  beneficial  interest  in the  operations  of its
     Unconsolidated Joint Ventures.
(2)  Includes TRG's share of gains on peripheral  land sales of $3.3 million and
     $2.5  million  for the nine  months  ended  September  30,  1998 and  1997, respectively.
(3)  Extraordinary  charges  related to the  extinguishment  of debt,  primarily consisting of prepayment premiums.
(4)  Includes   $3.3  million  and  $2.8   million  of  mall  tenant   allowance
     amortization  for the nine  months  ended  September  30,  1998  and  1997, respectively.
(5)  Amounts may not add due to rounding.

  For the third quarter of 1998, EBITDA and Distributable Cash Flow were $75.7 million and $39.1 million, compared to $64.5 million and $37.1 million for the same period in 1997. In addition to $4.2 million representing preferred distributions to the Company on TRG's Series A Preferred Equity, TRG distributed $32.1 million to its partners in both the third quarter of 1998 and 1997.

  During the first nine months of 1998, EBITDA and Distributable Cash Flow were $222.0 million and $112.6 million, compared to $183.8 million and $107.5 million for the same period in 1997. In addition to $12.5 million in preferred distributions to the Company, TRG distributed $95.7 million and $96.1 million to its partners in the nine month periods ended September 30, 1998 and 1997, respectively.

  The annual determination of TRG's distributions is based on anticipated Distributable Cash Flow available after preferred distributions to TCO on TRG's Series A Preferred Equity, as well as financing considerations and other appropriate factors. Further, TRG has decided that the growth in distributions will be less than the growth in Distributable Cash Flow for the immediate future.

  Except under unusual circumstances, TRG's practice is to distribute equal monthly installments of the determined amount of distributions throughout the year. Due to seasonality and the fact that cash available to TRG for distributions may be more or less than net cash provided from operating activities plus distributions from Joint Ventures during the year, TRG may borrow from unused credit facilities (described above).

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. The following table summarizes planned capital spending, which is not recovered from tenants and assuming no acquisitions during 1998:

                                                         1998
                             ------------------------------------------------------------
                                                                      TRG's Share of
                                               Unconsolidated    Consolidated Businesses
                             Consolidated           Joint           and Unconsolidated
                               Businesses         Ventures(1)        Joint Ventures(1)(2)
                             ------------------------------------------------------------
                                                (in millions of dollars)
Development, renovation,
  and expansion                    285.7(3)          98.9(4)              259.2
Mall tenant allowances               7.9              7.3                  11.7
Pre-construction development
  and other                         54.5              2.6                  55.7
                                   -----            -----                 -----
Total                              348.1            108.8                 326.6
                                   =====            =====                 =====

(1)  Costs are net of intercompany profits.
(2)  Includes TRG's share of construction costs for Great Lakes Crossing (an 80%
     owned   consolidated   joint  venture),   MacArthur  Center  (a  70%  owned
     consolidated  joint  venture),  and  Tampa  International  (a  50.1%  owned consolidated joint venture).
(3)  Includes costs related to MacArthur Center,  Great Lakes Crossing and Tampa
     International.
(4)  Includes costs related to the expansion project at Cherry Creek.

  At Cherry Creek, an ongoing expansion includes a newly constructed Lord & Taylor store, which opened in November 1997, and the addition of 132 thousand square feet of mall GLA, which began opening in stages in August and continuing throughout the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 50% ownership interest in Cherry Creek.

  Great Lakes Crossing, an enclosed value super-regional mall being developed by TRG in Auburn Hills, Michigan, will open in November 1998. The Center will be
1.4 million square feet and its 11 anchors will include Bass Pro Shops Outdoor World, Neiman Marcus Last Call Clearance Center, JCPenney Outlet Store, Oshman's SuperSports USA, and a 25-screen 100,000 square foot Star Theatre megaplex. This Center is presently owned by a joint venture in which TRG has a controlling 80% interest and is projected to cost approximately $215 million.

  MacArthur Center, a new Center under construction in Norfolk, Virginia, is expected to open in March 1999. The 930 thousand square foot Center will initially be anchored by Nordstrom and Dillard's. This Center will be owned by a joint venture in which TRG has a 70% controlling interest and is projected to cost approximately $150 million.

  Tampa International, a new Center located in Tampa, Florida, is expected to begin construction in the fourth quarter of 1998 and open in the fall of 2001. The Center is expected to open with 1.2 million square feet and will be anchored by Nordstrom, Lord & Taylor and Neiman Marcus. This Center will be owned by a joint venture in which TRG will have a controlling 50.1% interest and is projected to cost approximately $265 million.

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

  TRG anticipates that its share of costs for development projects scheduled to be completed in 1999 will be as much as $71 million in 1999. TRG's estimates of 1998 and 1999 capital spending include only projects approved by TCO's board of directors and, consequently, TRG's estimates will change as new projects are approved. Currently, TRG expects to open on average one $175 million to $200 million shopping center each year. TRG's estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

Year 2000 Matters

  The approach of the calendar year 2000 (Year 2000) presents issues for many financial, information, and operational systems that may not properly recognize the Year 2000. TRG has developed a high-level plan to address the risks posed by the Year 2000 issue, covering affected application and infrastructure systems. Affected systems include both informational (such as accounting and payroll) and operational (such as elevators, security and lighting.). TRG's plan also addresses the effect of third parties with which it conducts business, including tenants, vendors, contractors, creditors, and others. TRG has completed the assessment, inventory and planning phases of its plan and has determined that the majority of TRG's internal systems and all of its mission critical systems are already Year 2000 compliant. TRG has requested information and is obtaining commitments from tenants, vendors, suppliers and business partners and is developing alternative solutions to minimize the impact on TRG in the event they do not meet their Year 2000 commitments.

  TRG expects to remediate any remaining issues encountered with application and infrastructure systems through repair and/or replacement by early 1999; the estimated costs of addressing this issue are not expected to be material to 1998 or 1999 operations. TRG will also continue monitoring the progress of material third parties' responses to the Year 2000 issue. TRG believes that its most likely exposure will be the failure of third parties in comprehensively addressing the issue. For example, failure of tenants' information systems could delay the payment of rents. TRG is developing contingency plans in response to such exposure, as appropriate. Failure by TRG or those with which it conducts business to successfully respond to the Year 2000 issue may have a material adverse effect on TRG.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

           4      -- Revolving  Credit Agreement  dated as of September 21, 1998 among The Taubman Realty Group Limited Partnership, as Borrower, UBS AG, New York Branch, as a Bank and UBS AG, New York Branch, as Administrative Agent.

           10     -- The  Second  Amendment  and  Restatement  of  Agreement  of
                     Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998.

           12     -- Statement Re: Computation  of TRG's Ratios  of  Earnings to
                     Fixed Charges and Preferred Distributions.

           27     -- Financial Data Schedule.

         b) Current Reports on Form 8-K.

             TRG voluntarily filed a current report on Form 8-K dated September 30, 1998 to report a press release announcing TRG's completion of the redemption of the General Motors Pension Trusts' holding in TRG.

             TRG voluntarily filed a current report on Form 8-K dated August 20,
          1998  to  make  available   information   regarding   certain  current
          developments in the form of a press release and investor supplements.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP



Date:    November 16, 1998                      By: /s/ Lisa A. Payne
                                                    ----------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit
         Number
         ------


           4      -- Revolving  Credit Agreement  dated as of September 21, 1998 among The Taubman Realty Group Limited Partnership, as Borrower, UBS AG, New York Branch, as a Bank and UBS AG, New York Branch, as Administrative Agent.

           10     -- The  Second  Amendment  and  Restatement  of  Agreement  of
                     Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998.

           12     -- Statement Re: Computation  of TRG's Ratios  of  Earnings to
                     Fixed Charges and Preferred Distributions.

           27     -- Financial Data Schedule.